Form 10QSB
period 2007-09-30
Everest Resources Corp.
filed 2007-11-16
CIK 1410725

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-145798

EVEREST RESOURCES CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

9567 Nairn Place
Surrey, British Columbia
Canada V3V 6Y4
(Address of principal executive offices, including zip code.)

(604) 805-3438
(Registrant's telephone number, including area code)

The Company is a Shell company:  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

As of November 13, 2007, the Company had 6,600,000 shares of common stock outstanding.

===================================================================================

PART I

ITEM 1.      INTERIM FINANCIAL STATEMENTS

Everest Resources Corp.
(An Exploration Stage Company)

September 30, 2007

Index

Balance Sheet	F-1

Statement of Operations	F-2

Statement of Cash Flows	F-3

Notes to the Financial Statements	F-4

Everest Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	September 30,	June 30,
	2007	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	57,303	70,065
Prepaid expenses	–	5,000
Total Assets	57,303	75,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	1,380	–
Total Liabilities	1,380	–
Contingencies and Commitments (Notes 1 and 3)
Stockholders’ Equity
Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: nil	–	–
Common Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 6,600,000 shares (June 30, 2007 – 5,000,000)	66	50
Additional Paid-in Capital	79,984	–
Common Stock Subscribed (Note 5)	–	80,000
Donated Capital (Note 4)	6,600	4,800
Deficit Accumulated During the Exploration Stage	(30,727)	(9,785)
Total Stockholders’ Equity	55,923	75,065
Total Liabilities and Stockholders’ Equity	57,303	75,065

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	November 8, 2006		For the Period From
	(Date of	Three Months	November 8, 2006
	Inception)	Ended	(Date of Inception)
	to September 30,	September 30,	to June 30,
	2007	2007	2007
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	1,067	582	485
Impairment of mineral property costs (Note 3)	1,000	–	1,000
Management fees (Note 4(b))	5,500	1,500	4,000
Mineral property costs (Note 3)	3,500	–	3,500
Professional fees	18,560	18,560	–
Rent (Note 4(b))	1,100	300	800
Total Expenses	30,727	20,942	9,785
Net Loss	(30,727)	(20,942)	(9,785)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Common Shares Outstanding		5,574,000	5,000,000

The accompanying notes are an integral part of these financial statemetns.

Everest Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

		For the period from
	Three Months	November 8, 2006
	Ended	(Date of Inception)
	September 30,	To June 30,
	2007	2007
	$	$
Operating Activities
Net loss for the period	(20,942)	(9,785)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated expenses	1,800	4,800
Impairment of mineral property claim	–	1,000
Changes in operating assets and liabilities:
Prepaid expenses	5,000	(5,000)
Accounts payable	1,380	–
Net Cash Used in Operating Activities	(12,762)	(8,985)
Investing Activities
Purchase of mineral property claim	–	(1,000)
Net Cash Used in Investing Activities	–	(1,000)
Financing Activities
Proceeds from issuance of common stock	–	50
Proceeds from common stock subscribed	–	80,000
Net Cash Provided by Financing Activities	–	80,050
Increase (Decrease) in Cash	(12,762)	70,065
Cash – Beginning of Period	70,065	–
Cash – End of Period	57,303	70,065

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2007
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations

Everest Resources Corp. (the “Company”) was incorporated in the State of Nevada on November 8, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2007, the Company has accumulated losses of $30,727 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On October 4, 2007, the Company filed an amended SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on October 9, 2007 to register 1,600,000 shares of common stock for sale by the existing shareholders of the Company at $0.05 per share until the shares are quoted on the OTC Bulletin Board (“OTCBB”), and thereafter at prevailing market prices. The Company will not receive any proceeds from the shares sold by the selling shareholders.

2.	Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year- end is June 30.

	b)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2007
(Expressed in US dollars)
(Unaudited)

2.	Significant Accounting Policies (continued)

	c)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated services and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	e)	Financial Instruments

The fair value of financial instruments, which includes cash and accounts payable were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	f)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	g)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2007
(Expressed in US dollars)
(Unaudited)

2.	Significant Accounting Policies (continued)

	h)	Mineral Property Costs

The Company has been in the exploration stage since its inception on November 8, 2006, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of- production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	i)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	j)	Income Taxes

The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2007
(Expressed in US dollars)
(Unaudited)

2.	Significant Accounting Policies (continued)

	k)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	l)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS 123(R) “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception.

	m)	Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2007
(Expressed in US dollars)
(Unaudited)

2.	Significant Accounting Policies (continued)

	n)	Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

3.	Mineral Property

On June 27, 2007, the Company acquired a 100% interest in certain mineral claims located in Okanagan Region, British Columbia, Canada, known as the SM Mineral Claims, in consideration of $1,000. The Company intends to conduct a program of mineral exploration on the SM Mineral Claims. The exploration program will include detailed prospecting, mapping, and soil sampling to explore the SM Mineral Claims at a total estimated cost of $60,000. As at September 30, 2007, the Company incurred a total of $3,500 for mineral property costs and recorded an impairment loss of $1,000 on the acquisition of the mineral property as there has been no certainty that the acquired mineral claim can be economically developed or contains proven or probable reserves.

4.	Related Party Transactions

During the three month period ended September 30, 2007, the Company recognized a total of $1,500 for management services at $500 per month and $300 for rent at $100 per month provided by the President of the Company.

5	Common Stock

On August 28, 2007, the Company issued 1,600,000 shares of common stock at $0.05 per share for proceeds of $80,000, which was recorded as common stock subscribed at June 30, 2007.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This Form 10-QSB for the period ended September 30, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business activities.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals, however, there is no guarantee that we will find any minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time was an investment by others in our completed private placement. We believe the cash we raised will allow us to stay in business for at least one year. Our success or failure will be determined at least in part by what we find under the ground.

     To meet our need for cash we raised money from our private placement. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     Our officers and sole director are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

     We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a reserve and we have determined it is economical to extract the minerals from the land.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease activities until we raise more money. If we can’t or don’t raise more money, we will cease activities. If we cease activities, we don’t know what we will do and we don’t have any plans to do anything.

     We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

     The following are our milestones:

     1. Retain our consultant to manage the exploration of the property. Detailed prospecting and mineralization mapping, followed by soil sampling and analyses. This phase may take up to two months to complete. The cost estimate for this activity, including retaining our consultant, is estimated to be $7,500.00.

     2. Next we intend we intend to conduct magnetometer and electromagnetic, grid controlled surveys over the areas of interest as determined by the soil sampling and analysis. This program is expected to take three months to complete. Included in this estimated cost are transportation, accommodation, board, grid installation, both of the geophysical surveys, maps and report. The cost is anticipated to be $7,500.00.

     3. Finally, we intend to induced polarization survey over grid controlled anomalous areas of interest outlined by the above fieldwork. Core drilling to follow. We plan to drill 15 holes to a depth of 100 feet. The total cost will be $30,000. Core drilling will be subcontracted to non-affiliated third parties. No power source is needed for core drilling. The drilling rig operates on diesel fuel. All electric power needed, for light and heating while on the property will be generated from gasoline powered generators. We intend to have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $4,500 to analyze the core samples and will take 30 days. This program is estimated to take one month to complete and includes assays, detailed maps and reports. We have allocated $45,000.00 for this phase.

     All funds for the foregoing activities have been obtained from our private placement.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price increases in services.

     To become profitable and competitive, we will conduct exploration of our properties before we start production of any minerals we may find.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities
From Inception on November 8, 2006

     We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Mr. Sidhu has registered the property in his name and we will begin exploration in the fall of 2007, weather permitting.

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business activities.

     We issued 5,000,000 restricted shares of common stock through a private placement pursuant to Regulation S of the Securities Act of 1933 to Mr. Sidhu, one of our officers and our sole member of our board of directors in November 2006, in consideration of $50. We also sold 100,000 restricted shares of common stock to Mr. Dhami, our vice president in consideration of $5,000. The shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     In June 2007, we completed a private placement of 1,600,000 restricted shares of common stock at a price of $0.05 per share, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 and raised $75,000. All of the shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     As of September 30, 2007, our total assets were $57,303 and our total liabilities were $1,380.

ITEM 3.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, has concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of November, 2007.

EVEREST RESOURCES CORP.

BY: GARY SIDHU
Gary Sidhu, President, Principal Executive
Officer, Secretary, Treasurer, Principal
Financial Officer, Principal Accounting
Officer, and sole member of the Board of
Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).