Form 10QSB/A
period 2007-09-30
Everest Resources Corp.
filed 2007-11-29
CIK 1410725

=========================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

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

The Company is a Shell company:  Yes [X]   No [  ]

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

=========================================================================

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of November, 2007.

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