Form 10-Q
period 2007-12-31
Everest Resources Corp.
filed 2008-02-14
CIK 1410725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-144051

EVEREST RESOURCES CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

9567 Nairn Place
Surrey, British Columbia
Canada V3V 6Y4
(Address of principal executive offices, including zip code.)

(604) 805-3438
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer	[ ]
Non-accelerated filer [ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,600,000 as of February 7, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Everest Resources Corp.
(An Exploration Stage Company)

December 31, 2007

Everest Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	December 31,	June 30,
	2007	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	41,623	70,065
Prepaid expenses	–	5,000
Total Assets	41,623	75,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	4,594	–
Total Liabilities	4,594	–
Contingencies and Commitments (Notes 1and 3)
Stockholders’ Equity
Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: nil	–	–
Common Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 6,600,000 shares (June 30, 2007 – 5,000,000)	66	50
Additional Paid-in Capital	79,984	–
Common Stock Subscribed (Note 5)	–	80,000
Donated Capital (Note 4)	8,400	4,800
Deficit Accumulated During the Exploration Stage	(51,421)	(9,785)
Total Stockholders’ Equity	37,029	75,065
Total Liabilities and Stockholders’ Equity	41,623	75,065

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

			For the
	Accumulated From		Period From
	November 8, 2006	Three Months	November 8, 2006	Six Months
	(Date of Inception)	Ended	(Date of Inception)	Ended
	to December 31,	December 31,	to December 31,	December 31,
	2007	2007	2006	2007
	$	$	$	$

Revenue	–	–	–	–

Expenses
General and administrative	3,219	2,152	53	2,734
Impairment of mineral property costs (Note
3)	1,000	–	–	–
Management fees (Note 4)	7,000	1,500	1,000	3,000
Mineral property costs (Note 3)	4,356	856	–	856
Professional fees	34,446	15,886	–	34,446
Rent(Note 4)	1,400	300	200	600
Total Expenses	51,421	20,694	–	41,636
Net Loss	(51,421)	(20,694)	(1,253)	(41,636)

Net Loss Per Share – Basic and Diluted		–	–	(0.01)

Weighted Average Common Shares
Outstanding		6,600,000	4,528,000	6,087,000

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

		For the period from
	Six Months	November 8, 2006
	Ended	(Date of Inception)
	December 31,	To December 31,
	2007	2006
	$	$
Operating Activities
Net loss for the period	(41,636)	(1,253)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated expenses	3,600	1,200
Changes in operating assets and liabilities:
Prepaid expenses	5,000	–
Accounts payable	4,594	–
Net Cash Used in Operating Activities	(28,442)	(53)
Financing Activities
Bank indebtedness	–	3
Proceeds from issuance of common stock	–	50
Net Cash Provided by Financing Activities	–	53
Decrease in Cash	(28,442)	–
Cash – Beginning of Period	70,065	–
Cash – End of Period	41,623	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2007
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2007, the Company has accumulated losses of $51,421 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On October 4, 2007, the Company filed an amended SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission that was declared effective on October 9, 2007 to register 1,600,000 shares of common stock for sale by the existing shareholders of the Company at $0.05 per share until the shares are quoted on the OTC Bulletin Board (“OTCBB”), and thereafter at prevailing market prices. The Company will not receive any proceeds from the shares sold by the selling shareholders.

2.	Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year- end is June 30.

	b)	Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended June 30, 2007, included in the Company’s amended SB-2 filed on October 4, 2007 with the SEC.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2007
(Expressed in US dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

	b)	Interim Financial Statements (continued)

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at December 31, 2007 and June 30, 2007, and the consolidated results of its operations and consolidated cash flows for the three months ended December 31, 2007 and 2006. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2007
(Expressed in US dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

	f)	Foreign Currency Translation

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	h)	Mineral Property Costs

The Company has been in the exploration stage since its formation on November 8, 2006, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2007
(Expressed in US dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

	i)	Long-lived Assets (continued)

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

	k)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At December 31, 2007, there are no dilutive potential common shares.

	l)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS 123(R) “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception.

	m)	Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2007
(Expressed in US dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

	m)	Recently Issued Accounting Pronouncements

noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2007
(Expressed in US dollars)
(unaudited)

3.	Mineral Property

On June 27, 2007, the Company acquired a 100% interest in certain mineral claims located in Okanagan Region, British Columbia, Canada, known as the SM Mineral Claims, in consideration of $1,000. The Company intends to conduct a program of mineral exploration on the SM Mineral Claims. The exploration program will include detailed prospecting, mapping, and soil sampling to explore the SM Mineral Claims at a total estimated cost of $60,000. As at December 31, 2007, the Company incurred a total of $4,356 for mineral property costs and recorded an impairment loss of $1,000 on the acquisition of the mineral property as there has been no certainty that the acquired mineral claim can be economically developed or contains proven or probable reserves.

4.	Related Party Transactions

During the six month period ended December 31, 2007, the Company recognized a total of $3,000 (2006 - $1,000) for management services at $500 per month and $600 (2006 - $200) for rent at $100 per month provided by the President of the Company.

5.	Common Stock

	a)	On August 28, 2007, the Company issued 1,600,000 shares of common stock at $0.05 per share for proceeds of $80,000, which was received at June 30, 2007.

	b)	On November 13, 2006, the Company issued 5,000,000 shares of common stock to the President of the Company at $0.00001 per share for cash proceeds of $50.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This Form 10-Q for the period ended December 31, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Results of Operations

From Inception on November 8, 2006 to September 30, 2007

     We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Mr. Sidhu has registered the property in his name.

Location and Access

     The property is comprised of nine contiguous cells totaling 471 acres. The property is located at latitude is 49° 0’ 30" N and longitude 119° 33’ 30" W. The claim is motor vehicle accessible from the Town of Osoyoos, British Columbia by traveling 2 miles west along Highway #3 and then traveling south past Kilpoola Lake for approximately 4.5 miles by gravel ranch roads to the mineral claim.

     The property is accessible by traveling west of the Town of Osoyoos, British Columbia, on Provincial Highway #3 for two miles to the Blue and Kilpoola Lakes cut-off. At this point a gravel ranch road traveling south is taken for 4.5 miles to the property.

     The Town of Osoyoos, British Columbia which lies seven miles by road east of the mineral claim offers much of the necessary infrastructure required to base and carry-out an exploration program such as accommodations, communications, some equipment and supplies. Osoyoos, British Columbia is highway accessible from Vancouver, British Columbia in a few hours by traveling 300 miles over the Hope-Princeton Provincial Highway #3. The overnight Greyhound bus service is a popular way to send-in samples and to receive specialty equipment and supplies.

Physiography

     The property lies within the Dry Interior Belt of British Columbia and experiences about 15" of precipitation annually of which about 20% may occur as a snow equivalent. The summers can experience hot weather while the winters are generally mild and last from December through March.

     Much of the Okanogan Plateau area hosts patchy conifer cover of western yellow pine (ponderosa pine) and Douglas fir mingled with open range and deciduous groves of aspen and cottonwood. The general area supports a modestly active logging industry. Mining holds an historical and contemporary place in the development and economic well being of the area. Many exploration projects are underway in the general area.

     The property area ranges in elevation from 2,600 feet to 3,200 feet above sea level. The physiographic setting of the property can be described as moderately rounded, open range, plateau terrain that has been surficially altered both by the erosional and the depositional (drift cover) effects of glaciation. Thickness of drift cover in the valleys may vary considerably. The property area lies on the western side of the Okanogan valley containing a series of north to south draining, large freshwater lakes. In the immediate area of the mineral claim there are occurrences of a number of small freshwater lakes and mineral-rich potholes.

Regional Geology

     The general property area is underlain by northwest trending metamorphic rocks assigned to the Kobau Group thought to be of Carboniferous period age. These units occur mainly as quartzite, schist and greenstone and appear mainly derived from sedimentary rocks. These older units are cut in many places by Jurassic-Cretaceous aged Nelson Plutonic Rocks that exhibit a wide range in composition.

Local Geology

     The property is situated in the Intermontane Belt of south-western British Columbia at the southern-end of the Thompson plateau. The oldest rocks observed in the local area are those of the Paleozoic era, Carboniferous period age Kobau Group. These units are observed to be in contact with or intruded by younger Nelson Plutonic Rocks.

Property Geology

     The geology of the property may be described as being underlain by metamorphic units of the Kobau Group that are observed to be intruded by Nelson Plutonic Rocks mainly as syenites. Some or all of these units may be found to host economic mineralization.

Mineralization

     Within the general area there appears pyrite-pyrrhotite-chalcopyrite mineralization as mesothermal replacements or vein-type of occurrences that lie peripheral to the porphyry-type occurrence in the enclosing and underlying intrusives and the overlying volcanic tuffs (volcanic skarn). These occurrences appear in the massive volcanic units and in medium grain-sized intrusive rock within steeply dipping to vertical fissure/fault zones with some dissemination in the adjacent wallrock. Alteration accompanying the pyritization appears as epidote-chlorite-calcite-(sericite)-magnetite, or a propylitic alteration assemblage.

History of Previous Work

     To our knowledge, there has never been exploration activity on the property.

Our Proposed Exploration Program

     We are prospecting for gold. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease activities and you will lose your investment. We plan to be able to delineate a mineralized body, if one exists. If our initial exploration program, within nine months of beginning exploration.

We do not own any interest in any property, but merely have the right to conduct exploration activities on one property.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease activities.

     We must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Detailed exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration activities. To our knowledge, no previous exploration activities have taken place on the property. The only event that has occurred is the registration of the property by Mr. McLeod and a physical examination of the property. Mr. McLeod examined the surface and took samples. The samples did not reveal anything other than the samples were sedimentary rock containing quartz. We have not developed any quality assurance/quality control protocols for our exploration program. We are small and are just trying to find out what is beneath the surface of the property. Mr. McLeod used a hammer, pick and sack to take samples. While Mr. McLeod is a geologist, he is not an engineer, and accordingly his area of expertise is limited to geological matters. Mr. McLeod did not use any previous filed reports on the property. Before mineral retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

     We do not know if we will find mineralized material.

From October 1, 2007 to December 31, 2007

     We did not conduct any operations in the quarter ending December 31, 2007. We intend to initiate operations in the spring of 2008 weather permitting.

     In the quarter ending December 31, 2007 we had no revenues and $20,694 in expenses. The expenses were comprised of the following: $2,152 for general and administrative expenses; $1,500 for management fees; $856 for mineral property costs; $15,886 for professional fees; and, $300.00 for rent.

Milestones

     The following are our milestones for the next twelve months:

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

     3. Finally, we intend to induce polarization survey over grid controlled anomalous areas of interest outlined by the above fieldwork. Core drilling to follow. We plan to drill 15 holes to a depth of 100 feet. The total cost will be $30,000. Core drilling will be subcontracted to non-affiliated third parties. No power source is needed for core drilling. The drilling rig operates on diesel fuel. All electric power needed, for light and heating while on the property will be generated from gasoline powered generators. We intend to have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $4,500 to analyze the core samples and will take 30 days. This program is estimated to take one month to complete and includes assays, detailed maps and reports. We have allocated $45,000.00 for this phase.

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

     As of December 31, 2007, our total assets were $41,623 and our total liabilities were $4,594.

ITEM 4.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

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
Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of February, 2008.

EVEREST RESOURCES CORP.
(Registrant)

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