Form 10-Q
period 2008-03-31
Everest Resources Corp.
filed 2008-05-09
CIK 1410725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,600,000 as of May 7, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Everest Resources Corp.
(An Exploration Stage Company)

March 31, 2008

Index

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

Everest Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	March 31,	June 30,
	2008	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	38,089	70,065
Prepaid expenses	–	5,000
Total Assets	38,089	75,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	5,523	–
Total Liabilities	5,523	–
Contingencies and Commitments (Notes 1 and 3)
Stockholders’ Equity
Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: nil	–	–
Common Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 6,600,000 shares (June 30, 2007 – 5,000,000)	66	50
Additional Paid-in Capital	79,984	–
Common Stock Subscribed (Note 5)	–	80,000
Donated Capital (Note 4)	10,200	4,800
Deficit Accumulated During the Exploration Stage	(57,684)	(9,785)
Total Stockholders’ Equity	32,566	75,065
Total Liabilities and Stockholders’ Equity	38,089	75,065

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

					For the
	Accumulated From				Period From
	November 8, 2006	Three Months	Three Months	Nine Months	November 8, 2006
	(Date of Inception)	Ended	Ended	Ended	(Date of Inception)
	to March 31,	March 31,	March 31,	March 31,	to March 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
General and administrative	3,196	(23)	194	2,711	247
Impairment of mineral property costs (Note 3)	1,000	–	–	–	–
Management fees (Note 4)	8,500	1,500	1,500	4,500	2,500
Mineral property costs (Note 3)	4,356	–	–	856	–
Professional fees	38,932	4,486	–	38,932	–
Rent (Note 4)	1,700	300	300	900	500
Total Expenses	57,684	6,263	1,994	47,899	3,247
Net Loss	(57,684)	(6,263)	(1,994)	(47,899)	(3,247)

Net Loss Per Share – Basic and Diluted		–	–	(0.01)	–

Weighted Average Common Shares Outstanding		6,600,000	5,000,000	6,257,000	4,825,000

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

		For the period from
	Nine Months	November 8, 2006
	Ended	(Date of Inception)
	March 31,	To March 31,
	2008	2007
	$	$
Operating Activities
Net loss for the period	(47,899)	(3,247)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated expenses	5,400	3,000
Changes in operating assets and liabilities:
Prepaid expenses	5,000	–
Accounts payable	5,523	–
Net Cash Used in Operating Activities	(31,976)	(247)
Financing Activities
Proceeds from issuance of common stock	–	50
Common stock subscribed	–	28,000
Net Cash Provided by Financing Activities	–	28,050
Increase (Decrease) in Cash	(31,976)	27,803
Cash – Beginning of Period	70,065	–
Cash – End of Period	38,089	27,803

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2008
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2008, the Company has accumulated losses of $57,684 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2008
(Expressed in US dollars)
(Unaudited)

2.	Significant Accounting Policies (continued)

	b)	Interim Financial Statements (continued)

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2008 and June 30, 2007, and the consolidated results of its operations and consolidated cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2008
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2008
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

	k)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At March 31, 2008, there are no dilutive potential common shares.

	l)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS 123(R) “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception.

	m)	Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2008
(Expressed in US dollars)
(Unaudited)

2.	Significant Accounting Policies (continued)

	m)	Recently Issued Accounting Pronouncements (continued)

to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2008
(Expressed in US dollars)
(Unaudited)

2.	Significant Accounting Policies (continued)

	m)	Recently Issued Accounting Pronouncements (continued)

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

On June 27, 2007, the Company acquired a 100% interest in certain mineral claims located in Okanagan Region, British Columbia, Canada, known as the SM Mineral Claims, in consideration of $1,000. The Company intends to conduct a program of mineral exploration on the SM Mineral Claims. The exploration program will include detailed prospecting, mapping, and soil sampling to explore the SM Mineral Claims at a total estimated cost of $60,000. As at June 30, 2007, the Company incurred a total of $4,356 for mineral property costs and recorded an impairment loss of $1,000 on the acquisition of the mineral property as there has been no certainty that the acquired mineral claim can be economically developed or contains proven or probable reserves.

4.	Related Party Transactions

During the nine month period ended March 31, 2008, the Company recognized a total of $4,500 (2007 - $2,500) for management services at $500 per month and $900 (2007 - $500) for rent at $100 per month provided by the President of the Company.

5.	Common Stock

	a)	On August 28, 2007, the Company issued 1,600,000 shares of common stock at $0.05 per share for proceeds of $80,000.

	b)	On November 13, 2006, the Company issued 5,000,000 shares of common stock to the President of the Company at $0.00001 per share for cash proceeds of $50.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This Form 10-Q for the period ended March 31, 2008 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

From October 1, 2007 to March 31, 2008

     We did not conduct any operations in the quarter ending March 31, 2008. We intend to initiate operations in the summer of 2008, weather permitting.

     In the quarter ending March 31, 2008 we had no revenues and $6,263 in expenses. The expenses were comprised of the following: $1,500 for management fees; $4,486 for professional fees; and, $300 for rent.

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

     As of March 31, 2008, our total assets were $38,089 and our total liabilities were $5,523.

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

     Internal Controls Over Financial Reporting - We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 8th day of May, 2008.

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