Form 10-K
period 2008-06-30
Everest Resources Corp.
filed 2008-10-10
CIK 1410725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008

Commission file number 333-144051

EVEREST RESOURCES CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

8798 - 51st Avenue
Edmonton, Alberta
Canada T6E 5E8
(Address of principal executive offices, including zip code.)

(780) 966-3429
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [X] Yes    No [   ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes    [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes    [   ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2008: $0.00.

PART I

ITEM 1.      BUSINESS

General

     We were incorporated in the State of Nevada on November 8, 2006. We are an exploration stage corporation. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property we call the SM mineral claim. The SM mineral claim is comprised of nine contiguous cells totaling 471 acres. The mineral claim area is located at latitude 49° 0’ 30" N and longitude is 119° 33’ 30" W. The property is motor vehicle accessible from the Town of Osoyoos, British Columbia by traveling two miles west along Highway #3 and then traveling south past Kilpoola Lake for approximately 4.5 miles by gravel ranch roads to the property. We intend to explore for gold on the property. Our exploration program should take approximately 365 days, weather permitting. If we do not find mineralized material on the property, we do not know what we will do.

     We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans. Currently, we do not intend to acquire other interests in any other mineral properties. Our business plan is solely to explore one mineral property. If we are successful in our initial endeavors, we may look at other exploration situations.

Background

     In June 2006, Gary Sidhu, our former president and sole member of the board of directors acquired one mineral property containing nine Mineral Titles Online cells in British Columbia, Canada. British Columbia allows a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by registering the claim area on the British Columbia Mineral Titles Online system. The Mineral Titles Online system is the Internet-based British Columbia system used to register, maintain and manage the claims. A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid and was formerly called a claim. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals. The online grid is the geographical basis for the cell. Formerly, the claim was established by sticking stakes in the ground to define the area and then recording the staking information. The staking system is now antiquated in British Columbia and has been replaced with the online grid. The property was registered by James McLeod, a Vancouver geologist and a non-affiliated third party. Mr. McLeod is a self-employed contract staker and field worker residing in Vancouver, British Columbia.

     The claim is recorded in the name of Mr. Sidhu, one of our former officers and former directors, to avoid paying additional fees. Mr. McLeod suggested that the property be held in Mr. Sidhu’s name and we concurred therein. The property was selected by Mr. Sidhu after consulting with Mr. McLeod. Mr. McLeod was paid $4,500 to register the claim. No money was paid to Mr. Sidhu to hold the claim. No money will be paid to Mr. Sidhu to transfer the property to us. Mr. Sidhu has executed a declaration of trust wherein he has agreed to hold the property for us and will deliver title upon our demand. Mr. Sidhu has not provided us with a signed or executed bill of sale in our favor as of the date of this prospectus. Mr. Sidhu will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property.

     Under British Columbia law, title to British Columbia mineral claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. Since we are an American corporation, we can never possess legal title to the land. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time because the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

     In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Sidhu will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Sidhu transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend activities and we will have no cause of action against Mr. Sidhu. Mr. Sidhu has agreed verbally with us not to cause the title to pass to another entity. To date we have not performed any work on the property.

     All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty Elizabeth II. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company’s property, that is the province of British Columbia.

     In the nineteenth century, the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. Our property is one such acquisition. Accordingly, fee simple title to our property resides with the Crown. That means that the Crown owns the surface and minerals.

     Our claim is a mineral lease issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

     The property is unencumbered, that is there are no claims, liens, charges or liabilities against the property, and there are no competitive conditions, that is the action of some unaffiliated third party, that could affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

     To date we have not performed any work on the property. Accordingly, there is no assurance that a commercially viable mineral deposit, a reserve, exists in the property; in fact, the likelihood that a commercially viable mineral deposit exists is remote.

     There are no native land claims that affect title to the property. We have no plans to try to interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

     Mr. McLeod suggested purchasing the claim to Mr. Sidhu. Mr. Sidhu, after reviewing the matter with Mr. McLeod, agreed and accordingly it was decided to proceed with the project as discussed herein.

Claims

     The following is a list of tenure numbers, claim, date of recording and expiration date of our claims:

Tenure No.	Name	Owner	Expiration
547508	SM	Gary Sidhu	December 15, 2008

     The property was selected because gold and platinum have been discovered in the area.

     The property consists of one mineral claim comprising a total of 12 cells.

MAP 1

MAP 2

Spotted Lake
Osoyoos L.
Inkaneep
Blue L.
Kilpoola L.
KRUGER MTN.
Lakeview
49°00'

119°35'

SM CLAIM

PROFESSIONAL
PROVINCE OF
J. W. McLEOD
BRITISH COLUMBIA
GEOSCIENTIST

N

EVEREST RESOURCES CORP.	
SM MINERAL CLAIM	
CLAIM MAP	
NTS. 82E-4E	OSOYOOS LAKE AREA, B.C.
0 1 2 3 KM.	
SCALE: 1:50,000	DATE: JUNE 2007
DRAWN BY: J.M.	FIGURE: 2

Map 3

119°30'
OKANAGAN RIVER
RICHTER CREEK
OSOYOOS LAKE
Osoyoos
KILPOOLA LAKE
LONE PINE CR.
49°00'
CANADA
U.S.A.
SM CLAIM

MODERN
20 Recent alluvium, glacial drift
TERTIARY
EOCENE
17 SPRINGBROOK FORMATION: mainly conglomerate; some sandstone, shale
JURASSIC and/or YOUNGER
15 Granodiorite
14a Kruger syenite
13 Diorite
JURASSIC (?)
11a Osoyoos granodiorite and associated rock types
CARBONIFEROUS (?)
3 KOBAU GROUP
Quartzite, schist, greenstone
2 Gneiss: age and origin unknown
1 VASEAUX FORMATION: paragneiss, schist, quartzite

PROFESSIONAL GEOSCIENTIST
PROVINCE OF BRITISH COLUMBIA
J. W. McLEOD

After GSC Map 341 A

EVEREST RESOURCES CORP.

SM MINERAL CLAIM

REGIONAL GEOLOGY

N.T.S. 82E-4E OSOYOOS LAKE AREA, B.C.

0 2 4 6 KM.

SCALE: 1:100,000	DATE: JUNE 2007
DRAWN BY: J.M.	FIGURE: 3

CHONG

Map 4

05
49°
35'
119°30'
SM CLAIM

EVEREST RESOURCES CORP.

SM MINERAL CLAIM

AEROMAGNETIC SURVEY

N.T.S. 82E-4E

OSOYOOS LAKE AREA, B.C.

0 1 2 3 KM

SCALE: 1:63,360	DATE: JUNE 2007
DRAWN BY: J.M.	FIGURE: 4

ISOMAGNETIC LINES (absolute total field)

500 gammas
100 gammas
20 gammas
10 gammas
Magnetic depression

Flight lines 15 687

Flight altitude 1000 feet above ground level

After GSC Map 8519G

Location and Access

     The SM property mineral claim is comprised of nine contiguous cells totaling 471 acres. The property is located at latitude is 49° 0’ 30" N and longitude 119° 33’ 30" W. The claim is motor vehicle accessible from the Town of Osoyoos, British Columbia by traveling 2 miles west along Highway #3 and then traveling south past Kilpoola Lake for approximately 4.5 miles by gravel ranch roads to the mineral claim.

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

     Our exploration program is designed to economically explore and evaluate the property.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     We intend to conduct exploration activities as follows:

     1. Retain our consultant to manage the exploration of the property. Detailed prospecting and mineralization mapping, followed by soil sampling and analyses. This phase may take up to two months to complete. The cost estimate for this activity, including retaining our consultant is estimated to be $7,500.00.

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

     We intend to implement an exploration program which primarily consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 100 feet in order to extract a samples of earth. Mr. Sidhu and the consultant we hire will determine where drilling will occur on the property. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate activities; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to Geoterrex Limited, analytical chemists, geochemists and registered assayers located in Toronto, Ontario. Neither we nor our officers or directors have any affiliation with Geoterrex. Geoterrex is a registered assayer.

     We estimate the cost of core sampling will be $20 per foot drilled. A drilling rig is required to take the core samples. The cost of the drilling rig is included in the drilling cost per foot. We will drill approximately 1,500 linear feet or fifteen holes. We estimate that it will take up to three months to drill the holes to a depth of 100 feet. We will pay an exploration consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The consultant will be responsible for managing the project, supervising the core sampling, and hiring subcontractors to perform work on the property. Our employees will not have involvement in the work performed, but will be overseeing everything. The total cost for analyzing the core samples will be $3,000.

     The breakdown of estimated times and dollars was made by Mr. Sidhu in consultation with Mr. McLeod.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

     If we are unable to complete exploration because we do not have enough money, we will cease activities until we raise more money. If we cannot or do not raise more money, we will cease activities. If we cease activities, we don't know what we will do and we don't have any plans to do anything else.

     We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

     We do not have any plan to make our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

     We anticipate starting exploration operation in the fall of 2008, weather permitting.

     If we do not find mineralized material on the property, Mr. Sidhu will allow the claim to expire and we will cease activities. We do not know what we will do with our corporation if we do not find mineralized material.

Competitive Factors

     The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal or mineral from our property. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

     Our mineral exploration program is subject to the British Columbia Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims
*	working claims
*	reporting work performed

     We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our activities. These regulations will not impact our exploration activities. The only current costs we anticipate at this time are reclamation costs. Reclamation costs are the costs of restoring the property to its original condition should mineralized material not be found. We estimate that it will cost between $1,000 and $2,000 to restore the property to its original condition, should mineralized material not be found. The variance is based upon the number of holes that are drilled by us.

Environmental Law

     We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mineral properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

     We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

     We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mineral activities. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our activities and know what that will involve from an environmental standpoint.

     We are in compliance with the Act and will continue to comply with the Act in the future. We believe that compliance with the act will not adversely affect our business activities in the future.

     Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only “cost and effect” of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We cannot speculate on those costs in light of our ongoing plans for exploration. When we are ready to drill, we will notify the British Columbia Inspector of Mines. He will require a bond to be put in place to assure that the property will be restored to its original condition. We have estimated the cost of restoring the property to be between $1,000 to $2,000, depending upon the number of holes drilled.

Subcontractors

     We intend to use the services of subcontractors for manual labor exploration work on our properties. We have not retained anyone to conduct our exploration work at this time.

Employees and Employment Agreements

     At present, we have no employees, other than our officers and directors. Mr. Singh, our president, will devote full time to our operations. Our officers does not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officer. Mr. Singh will handle our administrative duties. Because Mr. Singh is inexperienced with exploration, Mr. Singh will hire qualified persons to perform the surveying, exploration, and excavating of our property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

ITEM 1A.    RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.      PROPERTIES

     We do not own any property. We only have the right to explore one property, title of which is not vested in our name.

ITEM 3.      LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our stock was listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on January 4, 2008 under the symbol “EVRS”. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter: 4/1/08 to 6/30/08	$0.00	$0.00
Third Quarter: 1/1/08 to 3/31/08	$0.00	$0.00
Second Quarter: 10/1/07 to 12/31/07	$0.00	$0.00
First Quarter: 7/1/07 to 9/31/07	$0.00	$0.00

Fiscal Year
2007	High Bid	Low Bid
Fourth Quarter: 4/1/07 to 6/30/07	$0.00	$0.00
Third Quarter: 1/1/07 to 3/31/07	$0.00	$0.00
Second Quarter: 10/1/06 to 12/31/06	$0.00	$0.00
First Quarter: 7/1/06 to 9/31/06	$0.00	$0.00

Holders

     On June 30, 2008, we had 44 shareholders of record of our common stock.

Dividend Policy

     We have not declared any cash dividends. We do not intend to pay dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers pread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

     We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

ITEM 6.      SELECTED FINANCIAL DATA

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     Our officer and sole director are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

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

Results of Operations

From Inception on November 8, 2006 to June 30, 2008

     We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Mr. Sidhu has registered the property in his name.

     We are a start-up exploration stage corporation and have not yet generated any revenues from our business operations. We have not done any exploration work since our inception on November 8, 2006. We must raise cash to implement our exploration and stay in business. Our only source for cash at this time is investments by others in Everest Resources Corp.

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

     We issued 5,000,000 restricted shares of common stock through a private placement pursuant to Regulation S of the Securities Act of 1933 to Mr. Sidhu, one of our former officers and our former sole member of our board of directors in November 2006, in consideration of $50. The shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     In June 2007, we completed a private placement of 1,600,000 restricted shares of common stock at a price of $0.05 per share, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 and raised $80,000. Part of this private placement included 100,000 restricted shares of common stock to Mr. Dhami, our former vice president in consideration of $5,000. All of the shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     As of June 30, 2008, our total assets were $35,959 and our total liabilities were $10,644.

Recent accounting pronouncements

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51”.SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141,(revised 2007), “Business Combinations”. SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined whether it will elect the fair value option for any of its financial instruments.

     In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Everest Resources Corp.
(An Exploration Stage Company)

June 30, 2008

Index

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statement of Stockholders’ Equity	F-5

Notes to the Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Stockholders
Everest Resources Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Everest Resources Corp. (An Exploration Stage Company) as of June 30, 2008 and 2007, and the related statement of operations, cash flows and stockholders' equity for the years then ended and accumulated for the period from November 8, 2006 (Date of Inception) to June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Everest Resources Corp. (An Exploration Stage Company) as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and accumulated for the period from November 8, 2006 (Date of Inception) to June 30, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred an operating loss since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
September 23, 2008

Everest Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	June 30,	June 30,
	2008	2007
	$	$

ASSETS
Current Assets
Cash	35,959	70,065
Prepaid expenses	–	5,000
Total Assets	35,959	75,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	6,810	–
Accrued liabilities	3,834	–
Total Liabilities	10,644	–
Contingencies and Commitments (Notes 1 and 3)
Stockholders’ Equity
Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: nil	–	–
Common Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 6,600,000 shares (June 30, 2007 – 5,000,000)	66	50
Additional Paid-in Capital	79,984	–
Common Stock Subscribed (Note 5)	–	80,000
Donated Capital (Note 4)	12,000	4,800
Deficit Accumulated During the Exploration Stage	(66,735)	(9,785)
Total Stockholders’ Equity	25,315	75,065
Total Liabilities and Stockholders’ Equity	35,959	75,065

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

			For the
	Accumulated From		Period From
	November 8, 2006	For the year	November 8, 2006
	(Date of Inception)	Ended	(Date of Inception)
	to June 30,	June 30,	to June 30,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	7,994	7,509	485
Impairment of mineral property costs (Note 3)	1,000	–	1,000
Management fees (Note 4)	10,000	6,000	4,000
Mineral property costs (Note 3)	4,356	856	3,500
Professional fees	41,385	41,385	–
Rent (Note 4)	2,000	1,200	800

Total Expenses	66,735	56,950	9,785

Net Loss	(66,735)	(56,950)	(9,785)

Net Loss Per Share – Basic and Diluted		(0.01)	–

Weighted Average Common Shares Outstanding		6,342,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	For the period from		For the period from
	November 8, 2006	For the year	November 8, 2006
	(Date of Inception)	Ended	(Date of Inception)
	To June 30,	June 30,	To June 30,
	2008	2008	2007
	$	$	$
Operating Activities
Net loss for the period	(66,735)	(56,950)	(9,785)
Adjustment to reconcile net loss to net cash used in
operating activities:
Donated expenses	12,000	7,200	4,800
Impairment of mineral property claim	1,000	–	1,000
Changes in operating assets and liabilities:
Prepaid expenses	–	5,000	(5,000)
Accounts payable and accrued liabilities	10,644	10,644	–
Net Cash Used in Operating Activities	(43,091)	(34,106)	(8,985)
Investing Activities
Purchase of mineral property claim	(1,000)	–	(1,000)
Net Cash Used in Investing Activities	(1,000)	–	(1,000)
Financing Activities
Proceeds from issuance of common stock	50	–	50
Common stock subscribed	80,000	–	80,000
Net Cash Provided by Financing Activities	80,050	–	80,050
Increase (Decrease) in Cash	35,959	(34,106)	70,065
Cash – Beginning of Period	–	70,065	–
Cash – End of Period	35,959	35,959	70,065

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Equity
From November 8, 2006 (Date of inception) to June 30, 2008
(Expressed in US dollars)

						Deficit
			Additional			Accumulated
		Common	Paid-in	Common Stock	Donated	During the
	Shares	Stock	Capital	Subscribed	Capital	Exploration Stage	Total
	#	$	$	$	$	$	$
Balance, November 8, 2006 (Date of
Inception)	–	–	–	–	–	–	–
Issuance of shares at $0.00001 per share	5000000	50	–	–	–	–	50
Common stock subscribed at $0.05 per
share	–	–	–	80,000	–	–	80,000
Donated expenses	–	–	–	–	4,800	–	4,800
Net loss for the period	–	–	–	–	–	(9,785)	(9,785)
Balance, June 30, 2007	5000000	50	–	80,000	4,800	(9,785)	75,065
Issuance of shares at $0.05 per share	1600000	16	79,984	(80,000)	–	–	–
Donated expenses	–	–	–	–	7,200	–	7,200
Net loss for the year	–	–	–	–	–	(56,950)	(56,950)
Balance, June 30, 2008	6600000	66	79,984	–	12,000	(66,735)	25,315

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2008
(Expressed in US dollars)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2008, the Company has accumulated losses of $66,735 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is June 30.

	b)	Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated services and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	d)	Financial Instruments

The fair value of financial instruments, which includes cash, accounts payable, and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2008
(Expressed in US dollars)

2.	Significant Accounting Policies (continued)

	e)	Foreign Currency Translation

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

	f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	g)	Mineral Property Costs

The Company has been in the exploration stage since its inception on November 8, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	h)	Long-lived Assets

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

	i)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.

	j)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2008
(Expressed in US dollars)

2.	Significant Accounting Policies (continued)

	k)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if- converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At June 30, 2008, there are no dilutive potential common shares.

	l)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS 123(R), “Share-Based Payments,” which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option- pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

	m)	Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2008
(Expressed in US dollars)

2.	Significant Accounting Policies (continued)

	m)	Recently Issued Accounting Pronouncements (continued)

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2008
(Expressed in US dollars)

2.	Significant Accounting Policies (continued)

	n)	Recently Adopted Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's financial statements.

3.	Mineral Property

On June 27, 2007, the Company acquired a 100% interest in a mineral claim located in Okanagan Region, British Columbia, Canada, known as the SM Mineral Claims, for a consideration of $1,000 which continues to be held by the sole director in trust for the Company. The Company intends to conduct a program of mineral exploration on the SM Mineral Claims. The exploration program will include detailed prospecting, mapping, and soil sampling to explore the SM Mineral Claims at a total estimated cost of $60,000. As at June 30, 2008, the Company incurred a total of $4,356 for mineral property costs and recorded an impairment loss of $1,000 on the acquisition of the mineral property as there has been no certainty that the acquired mineral claim can be economically developed or contains proven or probable reserves.

4.	Related Party Transactions

During the year ended June 30, 2008, the Company recognized a total of $6,000 (2007 - $4,000) for management services at $500 per month and $1,200 (2007 - $800) for rent at $100 per month provided by the President of the Company.

5.	Common Stock

	a)	On August 28, 2007, the Company issued 1,600,000 shares of common stock at $0.05 per share for proceeds of $80,000, which were included in common stock subscribed at June 30, 2007.

	b)	On November 13, 2006, the Company issued 5,000,000 shares of common stock to the President of the Company at $0.00001 per share for cash proceeds of $50.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2008
(Expressed in US dollars)

6.	Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $54,735 available to offset taxable income in future years which expires beginning in fiscal 2028. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	June 30,	June 30,
	2008	2007
	$	$
Income tax recovery at statutory rate	(19,933)	(3,425)
Permanent differences – donated expenses	2,520	1,680
Temporary differences	–	–
Valuation allowance change	17,413	1,745
Provision for income taxes	–	–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at June 30, 2008, are as follows:

	June 30,	June 30,
	2008	2007
	$	$
Net operating loss carryforward	19,145	1,745
Valuation allowance	(19,145)	(1,745)
Net deferred income tax asset	–	–

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to June 30, 2008, included in this report have been audited by Manning Elliott, Chartered Accountants, as set forth in this annual report.

ITEM 9A.    CONTROLS AND PROCEDURES.

Management Report

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has no audit committee. There is no policy on fraud and no code of ethics at this time. A whistleblower policy is not necessary given the small size of the organization.

2.	Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.

There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Management is currently evaluating remediation plans for the above control deficiencies.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Manning Elliott LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of June 30, 2008.

Changes in Internal Controls

During the period ended June 30, 2008 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

     None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

     Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, age and position of our officers and directors are set forth below:

Name	Age	Position Held
Mohan Singh	32	President, Principal Executive Officer, Secretary, Treasurer, Principal
		Financial Officer, Principal Accounting Officer, and sole member of
		the Board of Directors

     Mr. Singh will serve until our next annual meeting of the stockholders. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

     Since September, 4, 2008, Mohan Singh has been our president, principal executive officer, secretary, treasurer, princiapl financial officer, principal accounting officer and sole member of the board of directors. Since April 2002, Mr. Singh has been part-owner and employee for A-One Kithcen Cabinets, a local manufacturing company in Edmonton specializing in kithen, entertainment centers and vanities. Other than our board of directors, Mr. Singh has not been a member of the board of directors of any corporations during the last five years.

     During the past five years, Mr. Singh has not been the subject of the following events:

     1. Any bankruptcy petition filed by or against any business of which Mr. Singh was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Singh’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee Financial Expert

     We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Conflicts of Interest

     There are no conflicts of interest.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We do not have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

ITEM 11.      EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us from inception on November 8, 2006 through June 30, 2008, for our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mohan Singh	2008	0	0	0	0	0	0	0	0
President, Principal	2007	0	0	0	0	0	0	0	0
Executive Officer,	2006	0	0	0	0	0	0	0	0
Secretary, Treasurer

Gary Sidhu	2008	0	0	0	0	0	0	0	0
(resigned)	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Karminder Dhami	2008	0	0	0	0	0	0	0	0
(resigned)	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

     We have not plan to pay any additional salaries at this time. We will not begin paying salaries again until we have adequate funds to do so.

     The following table sets forth the compensation paid by us from inception on November 8, 2006 through June 30, 2008, to our previous sole director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director’s Compensation Table
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Mohan Singh	2008	0	0	0	0	0	0

Gary Sidhu	2008	0	0	0	0	0	0
(resigned)

     Our sole director does not receive any compensation for serving as a member of the board of directors.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole director other than as described herein.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

     As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as is profitable to do so.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

	Direct Amount of		Percent
Name of Beneficial Owner	Ownership	Position	of Class
Mohan Singh	0	President, Principal Executive Officer,	0.00%
		Secretary, Treasurer, Principal Financial
		Officer, Principal Accounting Officer and
		sole Director

All Officers and Directors as a
Group (1 Person)	0		0.00%

Gary Sidhu	5,000,000		75.76%

Securities authorized for issuance under equity compensation plans.

     We have no equity compensation plans.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In November 2006, we issued 5,000,000 restricted shares of common stock to Mr. Sidhu, our former president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors in consideration of $0.00001 per share or a total of $50.

     In June 2007, we issued 100,000 restricted shares of common stock to Mr. Dhami, our former vice president in consideration of $5,000, as part of the Company’s private placement.

     We paid Gary Sidhu, our former president, $6,000 for management services at the rate of $500 per month and $1,200 for rent at the rate of $100 per month.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$12,625	Manning Elliott LLP
2007	$-0-	Manning Elliott LLP

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$-0-	Manning Elliott LLP
2007	$-0-	Manning Elliott LLP

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$-0-	Manning Elliott LLP
2007	$-0-	Manning Elliott LLP

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$-0-	Manning Elliott LLP
2007	$-0-	Manning Elliott LLP

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	08-30-07	3.1

3.2	Bylaws.	SB-2	08-30-07	3.2

4.1	Specimen Stock Certificate.	SB-2	08-30-07	4.1

10.1	Trust Agreement.	SB-2	08-30-07	10.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Edmonton, Alberta on this 10th day of October, 2008.

EVEREST RESOURCES CORP.

BY:	MOHAN SINGH
Mohan Singh, President, Principal Executive Officer,
Secretary, Treasurer, Principal Financial Officer, Principal
Accounting Officer, and sole member of the Board of
Directors.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

October 10, 2008
MOHAN SINGH	President, Principal Executive Officer,
Mohan Singh	Secretary/Treasurer, Principal Financial
Officer, Principal Accounting Officer and
sole member of the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	08-30-07	3.1

3.2	Bylaws.	SB-2	08-30-07	3.2

4.1	Specimen Stock Certificate.	SB-2	08-30-07	4.1

10.1	Trust Agreement.	SB-2	08-30-07	10.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X