Form 10-Q
period 2008-09-30
Everest Resources Corp.
filed 2008-11-12
CIK 1410725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53463

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,600,000 as of November 5, 2008.

Everest Resources Corp.
(An Exploration Stage Company)

September 30, 2008

Index

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

Everest Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
	September 30,	June 30,
	2008	2008
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	23,029	35,959
Total Assets	23,029	35,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	1,734	6,810
Accrued liabilities	12,158	3,834
Total Liabilities	13,892	10,644
Contingencies and Commitments (Notes 1 and 3)
Stockholders’ Equity
Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: nil	–	–
Common Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 6,600,000 shares	66	66
Additional Paid-in Capital	79,984	79,984
Donated Capital (Note 4)	13,800	12,000
Deficit Accumulated During the Exploration Stage	(84,713)	(66,735)
Total Stockholders’ Equity	9,137	25,315
Total Liabilities and Stockholders’ Equity	23,029	35,959

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	November 8, 2006	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to September 30,	September 30,	September 30,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	9,109	1,115	582
Impairment of mineral property costs (Note 3)	1,000	–	–
Management fees (Note 4)	11,500	1,500	1,500
Mineral property costs (Note 3)	4,356	–	–
Professional fees	56,448	15,063	18,560
Rent (Note 4)	2,300	300	300

Total Expenses	84,713	17,978	20,942

Net Loss	(84,713)	(17,978)	(20,942)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Common Shares Outstanding		6,600,000	5,574,000

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	$	$
Operating Activities
Net loss for the period	(17,978)	(20,942)
Adjustment to reconcile net loss to net cash used in
operating activities:
Donated expenses	1,800	1,800
Changes in operating assets and liabilities:
Prepaid expenses	–	5,000
Accounts payable and accrued liabilities	3,248	1,380
Net Cash Used in Operating Activities	(12,930)	(12,762)
Decrease in Cash	(12,930)	(12,762)
Cash – Beginning of Period	35,959	70,065
Cash – End of Period	23,209	57,303

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2008, the Company has accumulated losses of $84,713 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is June 30.

	b)	Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended June 30, 2008, included in the Company’s Form 10-K filed on October 10, 2008 with the SEC.

	c)	Use of Estimates

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

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
(Expressed in US dollars)
(Unaudited)

2.	Significant Accounting Policies (continued)

	e)	Financial Instruments

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

	j)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long- lived assets that result from the acquisition, construction, development and/or normal use of the assets.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
(Expressed in US dollars)
(Unaudited)

2.	Significant Accounting Policies (continued)

	k)	Income Taxes

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

	l)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At September 30, 2008, there are no dilutive potential common shares.

	m)	Stock-based Compensation

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

	n)	Recently Issued Accounting Pronouncements

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

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
(Expressed in US dollars)
(Unaudited)

2.	Significant Accounting Policies (continued)

	n)	Recently Issued Accounting Pronouncements (continued)

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

	o)	Recently Adopted Accounting Pronouncements

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

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
(Expressed in US dollars)
(Unaudited)

3.	Mineral Property

On June 27, 2007, the Company acquired a 100% interest in certain mineral claims located in Okanagan Region, British Columbia, Canada, known as the SM Mineral Claims, in consideration of $1,000. The Company intends to conduct a program of mineral exploration on the SM Mineral Claims. The exploration program will include detailed prospecting, mapping, and soil sampling to explore the SM Mineral Claims at a total estimated cost of $60,000. As at September 30, 2008, the Company incurred a total of $4,356 for mineral property costs and recorded an impairment loss of $1,000 on the acquisition of the mineral property as there has been no certainty that the acquired mineral claim can be economically developed or contains proven or probable reserves.

4.	Related Party Transactions

During the three month periods ended September 30, 2008, the Company recognized a total of $1,500 (2007 - $1,500) for management services at $500 per month and $300 (2007 - $300) for rent at $100 per month provided by the President of the Company.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This Form 10-Q for the period ended September 30, 2008 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Results of Operations

From Inception on November 8, 2006 to September 30, 2008

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

From October 1, 2007 to September 30, 2008

     We did not conduct any operations in the quarter ending September 30, 2008. We intend to initiate operations in the fall of 2008, weather permitting.

     In the quarter ending September 30, 2008 we had no revenues and $17,978 in expenses. The expenses were comprised of the following: $1,500 for management fees; $1,115 for general and administrative fees; $15,063 for professional fees; and, $300 for rent.

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

     As of September 30, 2008, our total assets were $23,029 and our total liabilities were $13,892.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of November, 2008.

EVEREST RESOURCES CORP.
(Registrant)

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