Form 10-Q
period 2008-12-31
Everest Resources Corp.
filed 2009-02-11
CIK 1410725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,600,000 as of February 10, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Everest Resources Corp.
(An Exploration Stage Company)

December 31, 2008

Index

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

Everest Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	December 31,	June 30,
	2008	2008
	$	$
	(Unaudited)
ASSETS

Current Assets

Cash	16,371	35,959

Total Assets	16,371	35,959

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities
Accounts payable	19,085	6,810
Accrued liabilities	–	3,834

Total Liabilities	19,085	10,644

Contingencies and Commitments (Notes 1 and 3)

Stockholders’ (Deficit) Equity

Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: nil	–	–

Common Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 6,600,000 shares	66	66

Additional Paid-in Capital	79,984	79,984

Donated Capital (Note 4)	15,600	12,000

Deficit Accumulated During the Exploration Stage	(98,364)	(66,735)

Total Stockholders’ (Deficit) Equity	(2,714)	25,315

Total Liabilities and Stockholders’ (Deficit) Equity	16,371	35,959

The accompanying notes are an integral part of these financial statements

Everest Resources Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	November 8, 2006	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative	10,371	1,262	2,152	2,377	2,734
Impairment of mineral property costs (Note 3)	1,000	–	–	–	–
Management fees (Note 4)	13,000	1,500	1,500	3,000	3,000
Mineral property costs (Note 3)	4,582	226	856	226	856
Professional fees	66,811	10,363	15,886	25,426	34,446
Rent (Note 4)	2,600	300	300	600	600

Total Expenses	98,364	13,651	20,694	31,629	41,636

Net Loss	(98,364)	(13,651)	(20,694)	(31,629)	(41,636)

Net Loss Per Share – Basic and Diluted		–	–	–	(0.01)

Weighted Average Common Shares Outstanding		6,600,000	6,600,000	6,600,000	6,087,000

The accompanying notes are an integral part of these financial statements

Everest Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2008	2007
	$	$
Operating Activities

Net loss for the period	(31,629)	(41,636)

Adjustment to reconcile net loss to net cash used in
operating activities:

Donated expenses	3,600	3,600

Changes in operating assets and liabilities:

Prepaid expenses	–	5,000
Accounts payable and accrued liabilities	8,441	4,594

Net Cash Used in Operating Activities	(19,588)	(28,442)

Decrease in Cash	(19,588)	(28,442)

Cash – Beginning of Period	35,959	70,065

Cash – End of Period	16,371	41,623

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these financial statements

Everest Resources Corp. (An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the norm al course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2008, the Company has a working capital deficit of $2,714 and accumulated losses of $98,364 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Notes to the Financial Statements
December 31, 2008
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
Notes to the Financial Statements
December 31, 2008
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

	l)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At December 31, 2008, there are no dilutive potential common shares.

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

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

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
Notes to the Financial Statements
December 31, 2008
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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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
Notes to the Financial Statements
December 31, 2008
(Expressed in US dollars)
(Unaudited)

3.	Mineral Property

On June 27, 2007, the Company acquired a 100% interest in certain mineral claims located in Okanagan Region, British Columbia, Canada, known as the SM Mineral Claims, in consideration of $1,000. The Company intends to conduct a program of mineral exploration on the SM Mineral Claims. The exploration program will include detailed prospecting, mapping, and soil sampling to explore the SM Mineral Claims at a total estimated cost of $60,000. As at December 31, 2008, the Company incurred a total of $4,582 for mineral property costs and recorded an impairment loss of $1,000 on the acquisition of the mineral property as there has been no certainty that the acquired mineral claim can be economically developed or contains proven or probable reserves.

4.	Related Party Transactions

During the six month period ended December 31, 2008, the Company recognized a total of $3,000 (2007 - $3,000) for management services at $500 per month and $600 (2007 - $600) for rent at $100 per month provided by the President of the Company.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This Form 10-Q for the period ended December 31, 2008 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Results of Operations

From Inception on November 8, 2006 to December 31, 2008

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

From October 1, 2007 to December 31, 2008

     We did not conduct any operations in the quarter ending December 31, 2008. We intend to initiate operations in the spring of 2009, weather permitting.

     In the quarter ending December 31, 2008 we had no revenues and $13,651 in expenses. The expenses were comprised of the following: $1,262 for general and administrative fees, $1,500 for management fees, $226.00 for mineral property costs, $10,363 for professional fees, and $300 for rent.

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

     As of December 31, 2008, our total assets were $16,371 and our total liabilities were $19,085.

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

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no changes in our internal controls or in other factors that could affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 11th day of February, 2009.

EVEREST RESOURCES CORP.
(Registrant)

BY:	MOHAN SINGH
Mohan Singh, President, Principal Executive
Officer, Secretary, Treasurer, Principal
Financial Officer, Principal Accounting
Officer, and sole member of the Board of
Directors.

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.