Form 10-Q
period 2009-03-31
Everest Resources Corp.
filed 2009-05-13
CIK 1410725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,600,000 as of May 11, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Everest Resources Corp.
(An Exploration Stage Company)

March 31, 2009

Everest Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	March 31, 2009 $	June 30, 2008 $
	(Unaudited)

ASSETS

Current Assets

Cash	5,535	35,959

Total Assets	5,535	35,959

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities
Accounts payable	9,909	6,810
Accrued liabilities	–	3,834

Total Liabilities	9,909	10,644

Contingencies and Commitments (Notes 1 and 3)

Stockholders’ (Deficit) Equity

Preferred Stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: nil	–	–

Common Stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 6,600,000 shares	66	66

Additional Paid-in Capital	79,984	79,984

Donated Capital (Note 4)	17,400	12,000

Deficit Accumulated During the Exploration Stage	(101,824)	(66,735)

Total Stockholders’ (Deficit) Equity	(4,374)	25,315

Total Liabilities and Stockholders’ (Deficit) Equity	5,535	35,959

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From November 8, 2006 (Date of Inception) to March 31,	Three Months Ended March 31,	Three Months Ended March 31,	Nine Months Ended March 31,	Nine Months Ended March 31,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative	12,031	1,660	(23)	4,037	2,711
Impairment of mineral property costs (Note 3)	1,000	–	–	–	–
Management fees (Note 4)	14,500	1,500	1,500	4,500	4,500
Mineral property costs (Note 3)	4,582	–	–	226	856
Professional fees	66,811	–	4,486	25,426	38,932
Rent (Note 4)	2,900	300	300	900	900

Total Expenses	101,824	3,460	6,263	35,089	47,899

Net Loss	(101,824)	(3,460)	(6,263)	(35,089)	(47,899)

Net Loss Per Share – Basic and Diluted		–	–	(0.01)	(0.01)

Weighted Average Common Shares Outstanding		6,600,000	6,600,000	6,600,000	6,257,000

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Nine Months Ended March 31,	Nine Months Ended March 31,
	2009	2008
	$	$

Operating Activities

Net loss for the period	(35,089)	(47,899)

Adjustment to reconcile net loss to net cash used in operating activities:

Donated expenses	5,400	5,400

Changes in operating assets and liabilities:

Prepaid expenses	–	5,000
Accounts payable and accrued liabilities	(735)	5,523

Net Cash Used in Operating Activities	(30,424)	(31,976)

Decrease in Cash	(30,424)	(31,976)

Cash – Beginning of Period	35,959	70,065

Cash – End of Period	5,535	38,089

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2009
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the norm al course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2009, the Company has a working capital deficit of $4,374 and accumulated losses of $101,824 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2009
(Expressed in US dollars)
(Unaudited)

2.	Significant Accounting Policies (continued)

e)	Financial Instruments

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash and accounts payable. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2009
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

l)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At March 31, 2009, there are no dilutive potential common shares.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2009
(Expressed in US dollars)
(Unaudited)

2. Significant Accounting Policies (continued)

m)	Stock-based Compensation

In accordance with SFAS 123(R), “Share-Based Payments,” the Company accounts for share-based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

n)	Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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
March 31, 2009
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

On June 27, 2007, the Company acquired a 100% interest in certain mineral claims located in Okanagan Region, British Columbia, Canada, known as the SM Mineral Claims, in consideration of $1,000.  The Company intends to conduct a program of mineral exploration on the SM Mineral Claims.  The exploration program will include detailed prospecting, mapping, and soil sampling to explore the SM Mineral Claims at a total estimated cost of $60,000. As at March 31, 2009, the Company incurred a total of $4,582 for mineral property costs and recorded an impairment loss of $1,000 on the acquisition of the mineral property as there has been no certainty that the acquired mineral claim can be economically developed or contains proven or probable reserves.

4.	Related Party Transactions

During the nine month period ended March 31, 2009, the Company recognized a total of $4,500 (2008 - $4,500) for management services at $500 per month and $900 (2008 - $900) for rent at $100 per month provided by the President of the Company.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Form 10-Q for the period ended March 31, 2009 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Results of Operations

From Inception on November 8, 2006 to March 31, 2009

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

From October 1, 2007 to March 31, 2009

We did not conduct any operations in the quarter ending March 31, 2009.   We intend to initiate operations in the summer of 2009, weather permitting.

In the quarter ending March 31, 2009 we had no revenues and $3,460 in expenses.  The expenses were comprised of the following: $1,660 for general and administrative fees, $1,500 for management fees and $300 for rent.

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

As of March 31, 2009, our total assets were $5,535 and our total liabilities were $9,909.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are effective.

Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of May, 2009.

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