Form 10-K
period 2009-06-30
Everest Resources Corp.
filed 2009-09-25
CIK 1410725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009

Commission file number 000-53463

EVEREST RESOURCES CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

8798 - 51st Avenue
Edmonton, Alberta
Canada T6E 5E8
(Address of principal executive offices, including zip code.)

(780) 966-3429
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes  [X] No

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or 15(d) of the Act: [X] Yes [   ] No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.   [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy r information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [   ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes   [   ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2009: $0.00.

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

Claims

The following is a list of tenure numbers, claim, date of recording and expiration date of our claims:

Tenure No.	Name	Owner	Expiration
547508	SM	Gary Sidhu	November 30, 2009

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

Our Proposed Exploration Program

We are prospecting for gold. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. Before we can continue with further exploration of the property, we will have to raise additional capital.

                We do not own any interest in any property, but merely have the right to conduct exploration activities on one property.

At the present time, we have not made any plans to raise additional money and there is no assurance that we will be able to raise additional money in the future.

                The property is undeveloped raw land. Detailed exploration and surveying has not been initiated and will not be initiated until we raise additional money. That is because we do not have money to explore the property.

Assuming we raise at least $60,000, we intend to conduct exploration activities as follows:

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

We anticipate starting exploration as soon as we raise $60,000.

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

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter: 4/1/09 to 6/30/09	$0.00	$0.00
Third Quarter: 1/1/09 to 3/31/09	$0.00	$0.00
Second Quarter: 10/1/08 to 12/31/08	$0.00	$0.00
First Quarter: 7/1/08 to 9/31/08	$0.00	$0.00

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter: 4/1/08 to 6/30/08	$0.00	$0.00
Third Quarter: 1/1/08 to 3/31/08	$0.00	$0.00
Second Quarter: 10/1/07 to 12/31/07	$0.00	$0.00
First Quarter: 7/1/07 to 9/31/07	$0.00	$0.00

Holders

On June 30, 2009, we had 44 shareholders of record of our common stock.

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

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Form 10-K for the period ended June 30, 2009 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Results of Operations

From Inception on November 8, 2006 to June 30, 2009

We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Mr. Sidhu has registered the property in his name.

We are a start-up exploration stage corporation and have not yet generated any revenues from our business operations. We have not done any exploration work since our inception on November 8, 2006.We must raise cash to implement our exploration program and stay in business. Our only source for cash at this time is investments by others in Everest Resources Corp.

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

Currently we do not have sufficient funds to implement our plan of operation.

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

In June 2007, we completed a private placement of 1,600,000 restricted shares of common stock at a price of $0.05 per share, pursuant to the exemption from registration contained in Regulation  S of the Securities Act of 1933 and raised $80,000. Part of this private placement included 100,000 restricted shares of common stock to Mr. Dhami, our former vice president in consideration of $5,000.  All of the shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.  Since then we have spent the money and do not have sufficient funds to begin our proposed plan of operation.

As of June 30, 2009, our total assets were $2,118 and our total liabilities were $7,248.

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

June 30, 2009

Report of Independent Registered Public Accounting Firm

To the Stockholders
Everest Resources Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Everest Resources Corp. (An Exploration Stage Company) as of June 30, 2009 and 2008, and the related statements of operations, cash flows and stockholders' (deficit) equity for the years then ended and accumulated for the period from November 8, 2006 (Date of Inception) to June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Everest Resources Corp. (An Exploration Stage Company) as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and accumulated for the period from November 8, 2006 (Date of Inception) to June 30, 2009 in conformity with accounting principles generally accepted in the United States.

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

/s/ MANNING ELLIOTT LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
September 11, 2009

Everest Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	June 30, 2009 $	June 30, 2008 $

ASSETS

Current Assets

Cash	2,118	35,959

Total Assets	2,118	35,959

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities
Accounts payable	7,248	6,810
Accrued liabilities	–	3,834

Total Liabilities	7,248	10,644

Contingencies and Commitments (Notes 1 and 3)

Stockholders’ (Deficit) Equity

Preferred Stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: nil	–	–

Common Stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 6,600,000 shares	66	66

Additional Paid-in Capital	79,984	79,984

Donated Capital (Note 4)	19,200	12,000

Deficit Accumulated During the Exploration Stage	(104,380)	(66,735)

Total Stockholders’ (Deficit) Equity	(5,130)	25,315

Total Liabilities and Stockholders’ (Deficit) Equity	2,118	35,959

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated From November 8, 2006 (Date of Inception) to June 30,	For the year Ended June 30,	For the year Ended June 30,
	2009	2009	2008
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	14,183	6,189	7,509
Impairment of mineral property costs (Note 3)	1,000	–	–
Management fees (Note 4)	16,000	6,000	6,000
Mineral property costs (Note 3)	4,793	437	856
Professional fees	65,204	23,819	41,385
Rent (Note 4)	3,200	1,200	1,200

Total Expenses	104,380	37,645	56,950

Net Loss	(104,380)	(37,645)	(56,950)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Common Shares Outstanding		6,600,000	6,342,000

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	For the period from November 8, 2006 (Date of Inception) To June 30,	For the year Ended June 30,	For the year Ended June 30,
	2009	2009	2008
	$	$	$

Operating Activities

Net loss for the period	(104,380)	(37,645)	(56,950)

Adjustment to reconcile net loss to net cash used in operating activities:

Donated expenses	19,200	7,200	7,200
Impairment of mineral property claim	1,000	–	–

Changes in operating assets and liabilities:

Prepaid expenses	–	–	5,000
Accounts payable and accrued liabilities	7,248	(3,396)	10,644

Net Cash Used in Operating Activities	(76,932)	(33,841)	(34,106)

Investing Activities

Purchase of mineral property claim	(1,000)	–	–
		–	–
Net Cash Used in Investing Activities	(1,000)	–	–

Financing Activities

Proceeds from issuance of common stock	50	–	–
Common stock subscribed	80,000	–	–

Net Cash Provided by Financing Activities	80,050	–	–

Increase (Decrease) in Cash	2,118	(33,841)	(34,106)

Cash – Beginning of Period	–	35,959	70,065

Cash – End of Period	2,118	2,118	35,959

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Statement of Stockholders’ (Deficit) Equity
From November 8, 2006 (Date of inception) to June 30, 2009
(Expressed in US dollars)

	Shares	Common Stock	Additional Paid-in Capital	Common Stock Subscribed	Donated Capital	Deficit Accumulated During the Exploration Stage	Total
	#	$	$	$	$	$	$

Balance, November 8, 2006 (Date of Inception)	–	–	–	–	–	–	–

Issuance of shares at $0.00001 per share	5,000,000	50	–	–	–	–	50

Common stock subscribed at $0.05 per share	–	–	–	80,000	–	–	80,000

Donated expenses	–	–	–	–	4,800	–	4,800

Net loss for the period	–	–	–	–	–	(9,785)	(9,785)

Balance, June 30, 2007	5,000,000	50	–	80,000	4,800	(9,785)	75,065

Issuance of shares at $0.05 per share	1,600,000	16	79,984	(80,000)	–	–	–

Donated expenses	–	–	–	–	7,200	–	7,200

Net loss for the year	–	–	–	–	–	(56,950)	(56,950)

Balance, June 30, 2008	6,600,000	66	79,984	–	12,000	(66,735)	25,315

Donated expenses	–	–	–	–	7,200	–	7,200

Net loss for the year	–	–	–	–	–	(37,645)	(37,645)

Balance, June 30, 2009	6,600,000	66	79,984	–	19,200	(104,380)	(5,130)

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2009
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the norm al course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2009, the Company has a working capital deficit of $5,130 and accumulated losses of $104,380 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

F-6

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2009
(Expressed in US dollars)

2.	Significant Accounting Policies (continued)

d)	Financial Instruments

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2009
(Expressed in US dollars)

2.	Significant Accounting Policies (continued)

g)	Mineral Property Costs

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

k)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At June 30, 2009, there are no dilutive potential common shares.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2009
(Expressed in US dollars)

2. Significant Accounting Policies (continued)

l)	Stock-based Compensation

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS No. 162 is effective on November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2009
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

n) Recently Adopted Accounting Pronouncements

In May 2009, FASB issued SFAS No. 165 (SFAS 165), “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material effect on the Company’s financial statements.

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

On June 27, 2007, the Company obtained the right to explore certain mineral claims located in the Okanagan Region, British Columbia, Canada, known as the SM Mineral Claims, in consideration of $1,000.  The Company intends to conduct a program of mineral exploration on the SM Mineral Claims.  The exploration program will include detailed prospecting, mapping, and soil sampling to explore the SM Mineral Claims at a total estimated cost of $60,000. As at June 30, 2009, the Company incurred a total of $4,793 for mineral property costs and recorded an impairment loss of $1,000 on the acquisition of the mineral property as there has been no certainty that the acquired mineral claim can be economically developed or contains proven or probable reserves.

4.	Related Party Transactions

During the nine month period ended June 30, 2009, the Company recognized a total of $6,000 (2008 - $6,000) for donated management services at $500 per month and $1,200 (2008 - $1,200) for donated rent at $100 per month provided by the President and former President of the Company.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2009
(Expressed in US dollars)

5.	Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $85,180 available to offset taxable income in future years which expires beginning in fiscal 2029. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	June 30, 2009 $	June 30, 2008 $

Income tax recovery at statutory rate	(13,176)	(19,933)

Permanent differences – donated expenses	2,520	2,520

Temporary differences	–	–

Valuation allowance change	10,656	17,413

Provision for income taxes	–	–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at June 30, 2009, are as follows:

	June 30, 2009 $	June 30, 2008 $

Net operating loss carryforward	29,813	19,145

Valuation allowance	(29,813)	(19,145)

Net deferred income tax asset	–	–

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

6.	Subsequent Events

In accordance with SFAS No. 165 “Subsequent Events”, the Company evaluated subsequent events through September 23, 2009, the date of issuance of the audited financial statements. During this period the Company did not have any material recognizable subsequent events.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to June 30, 2009, included in this report have been audited by Manning Elliott, Chartered Accountants, as set forth in this annual report.

ITEM 9A.                  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Management Report

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

                As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Manning Elliott LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of June 30, 2009.

Changes in Internal Controls

During the period ended June 30, 2009 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                The name, age and position of our officers and directors are set forth below:

Name	Age	Position Held
Mohan Singh	33	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors

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

ITEM 11.                   EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on November 8, 2006 through June 30, 2009, for our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mohan Singh	2009	0	0	0	0	0	0	0	0
President, Principal	2008	0	0	0	0	0	0	0	0
Executive Officer,	2007	0	0	0	0	0	0	0	0
Secretary, Treasurer

Gary Sidhu	2009	0	0	0	0	0	0	0	0
(resigned)	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Karminder Dhami	2009	0	0	0	0	0	0	0	0
(resigned)	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

We have not plan to pay any additional salaries at this time.  We will not begin paying salaries again until we have adequate funds to do so.

The following table sets forth the compensation paid by us to our directors during the fiscal year ended June 30, 2009. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director’s Compensation Table
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Mohan Singh	0	0	0	0	0	0	0

Gary Sidhu	0	0	0	0	0	0	0
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

Section 16(a) Beneficial Ownership Compliance

We are currently not subject to Section 16(a) of the Securities Exchange Act of 1934.

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

2009	$12,575	Manning Elliott LLP
2008	$12,625	Manning Elliott LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$-0-	Manning Elliott LLP
2008	$-0-	Manning Elliott LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$-0-	Manning Elliott LLP
2008	$-0-	Manning Elliott LLP

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$-0-	Manning Elliott LLP
2008	$-0-	Manning Elliott LLP

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	08-30-07	3.1

3.2	Bylaws.	SB-2	08-30-07	3.2

4.1	Specimen Stock Certificate.	SB-2	08-30-07	4.1

10.1	Trust Agreement.	SB-2	08-30-07	10.1

14.1	Code of Ethics.	10-K	10-10-08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).				X

99.1	Audit Committee Charter.	10-K	10-10-08	99.1

99.2	Disclosure Committee Charter.	10-K	10-10-08	99.2

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Edmonton, Alberta on this 24th day of September, 2009.

EVEREST RESOURCES CORP.

BY:	MOHAN SINGH
Mohan Singh, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

MOHAN SINGH	President, Principal Executive Officer,	September 24, 2009
Mohan Singh	Secretary/Treasurer, Principal Financial
Officer, Principal Accounting Officer and
sole member of the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	08-30-07	3.1

3.2	Bylaws.	SB-2	08-30-07	3.2

4.1	Specimen Stock Certificate.	SB-2	08-30-07	4.1

10.1	Trust Agreement.	SB-2	08-30-07	10.1

14.1	Code of Ethics.	10-K	10-10-08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).				X

99.1	Audit Committee Charter.	10-K	10-10-08	99.1

99.2	Disclosure Committee Charter.	10-K	10-10-08	99.2