Form 10-Q
period 2009-09-30
Everest Resources Corp.
filed 2009-11-13
CIK 1410725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,600,000 as of November 9, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

Everest Resources Corp.
(An Exploration Stage Company)

September 30, 2009

Everest Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	September 30, 2009 $	June 30, 2009 $
	(Unaudited)

ASSETS

Current Assets

Cash	4,668	2,118

Total Assets	4,668	2,118

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	3,328	7,248
Accrued liabilities	7,754	–

Total Liabilities	11,082	7,248

Contingencies and Commitments (Notes 1 and 3)

Stockholders’ Deficit

Preferred Stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: nil	–	–

Common Stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 6,600,000 shares	66	66

Additional Paid-in Capital	79,984	79,984

Donated Capital (Note 4)	30,000	19,200

Deficit Accumulated During the Exploration Stage	(116,464)	(104,380)

Total Stockholders’ Deficit	(6,414)	(5,130)

Total Liabilities and Stockholders’ Deficit	4,668	2,118

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)
	Accumulated From November 8, 2006 (Date of Inception) to September 30,	For the Three months Ended September 30,	For the Three months Ended September 30,
	2009	2009	2008
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	16,000	1,817	1,115
Impairment of mineral property costs (Note 3)	1,000	–	–
Management fees (Note 4)	17,500	1,500	1,500
Mineral property costs (Note 3)	5,061	268	–
Professional fees	73,403	8,199	15,063
Rent (Note 4)	3,500	300	300

Total Expenses	116,464	12,084	17,978

Net Loss	(116,464)	(12,084)	(17,978)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Common Shares Outstanding		6,600,000	6,600,000

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the period from November 8, 2006 (Date of Inception) To September 30,	For the Three months Ended September 30,	For the Three months Ended September 30,
	2009	2009	2008
	$	$	$

Operating Activities

Net loss for the period	(116,464)	(12,084)	(17,978)

Adjustment to reconcile net loss to net cash used in operating activities:

Donated expenses	21,000	1,800	1,800
Impairment of mineral property claim	1,000	–	–

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	11,082	3,834	3,248

Net Cash Used in Operating Activities	(83,382)	(6,450)	(12,930)

Investing Activities

Purchase of mineral property claim	(1,000)	–	–
		–	–
Net Cash Used in Investing Activities	(1,000)	–	–

Financing Activities

Proceeds from issuance of common stock	80,050	–	–
Donated advances	9,000	9,000	–

Net Cash Provided by Financing Activities	89,050	9,000	–

Increase (Decrease) in Cash	4,668	2,550	(12,930)

Cash – Beginning of Period	–	2,118	35,959

Cash – End of Period	4,668	4,668	23,209

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2009
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations

Everest Resources Corp. (the “Company”) was incorporated in the State of Nevada on November 8, 2006. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 Development Stage Entities. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the norm al course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2009, the Company has a working capital deficit of $6,414 and accumulated losses of $116,464 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is June 30.

b)	Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended June 30, 2009, included in the Company’s Form 10-K filed on September 25, 2009 with the SEC.

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

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2009
(Expressed in US dollars)
(Unaudited)

2.	Significant Accounting Policies (continued)

e)	Financial Instruments

The Company’s financial instruments consist principally of cash and accounts payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

g)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h)	Mineral Property Costs

The Company has been in the exploration stage since its inception on November 8, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

i)	Long-lived Assets

In accordance with ASC 360, Property Plant and Equipmen”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2009
(Expressed in US dollars)
(Unaudited)

2.	Significant Accounting Policies (continued)

j)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations. ASC 440 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.

k)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

l)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At September 30, 2009, there are no dilutive potential common shares.

m)	Stock-based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation the Company accounts for share-based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

n)	Recent Accounting Pronouncements

In May 2009, FASB issued ASC 855-10, Subsequent Events – Overall, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855-10 did not have a material effect on the Company’s consolidated financial statements. Refer to Note 5.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Everest Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2009
(Expressed in US dollars)
(Unaudited)

3.	Mineral Property

On June 27, 2007, the Company obtained the right to explore certain mineral claims located in the Okanagan Region, British Columbia, Canada, known as the SM Mineral Claims, in consideration of $1,000.  The Company intends to conduct a program of mineral exploration on the SM Mineral Claims.  The exploration program will include detailed prospecting, mapping, and soil sampling to explore the SM Mineral Claims at a total estimated cost of $60,000. As at September 30, 2009, the Company incurred a total of $5,061 for mineral property costs and during the 2007 fiscal year recorded an impairment loss of $1,000 on the acquisition of the mineral property as there is no certainty that the acquired mineral claim can be economically developed or contains proven or probable reserves.

4.	Related Party Transactions

a)
During the three month period ended September 30, 2009, the Company recognized a total of $1,500 (2008 - $1,500) for management services at $500 per month and $300 (2008 - $300) for rent at $100 per month provided by the President and the former President of the Company.

b)	During the three month period ended September 30, 2009, the Company received a donated advance of $9,000 from a previous shareholder.

5.	Subsequent Events

In accordance with ASC Topic 855-10, Subsequent Events – Overall, the Company evaluated subsequent events through November 12, 2009, the date of issuance of the financial statements. During this period the Company did not have any material recognizable subsequent events.

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Form 10-Q for the period ended September 30, 2009 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Results of Operations

From Inception on November 8, 2006 to September 30, 2009

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

From October 1, 2007 to September 30, 2009

We did not conduct any operations in the quarter ending September 30, 2009.   We intend to initiate operations in the  Winter of 2009, weather permitting.

In the quarter ending September 30, 2009 we had no revenues and $12,084 in expenses.  The expenses were comprised of the following: $1,817 for general and administrative fees, $1,500 for management fees, $268 for mineral property costs, $8,199 for professional fees, and $300 for rent.

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

As of September 30, 2009, our total assets were $4,668 and our total liabilities were $11,082.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of November, 2009.

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