Form 10-K
period 2009-12-31
COVENANT GROUP OF CHINA INC
filed 2010-03-31
CIK 1410725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________.

Commission File No. 000-53463

Covenant Group of China Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	68-0677260
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two Bala Plaza, Suite 300
Bala Cynwyd, PA 19004
(Address of Principal Executive Offices, including zip code)

(610) 660-7828
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑

On March 22, 2010, 11,480,909 shares of the registrant’s common stock were outstanding.

On June 30, 2009, there was no established trading market for our common stock.  We estimate that the aggregate value of our common stock at June 30, 2009 was $12,000,000 based on the sale price for our common stock in recently reported transactions.

Documents Incorporated by Reference: None.

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties.  Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this annual report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission ("SEC"), and that these statements are only estimates or predictions.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of this annual report.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this annual report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

PART I

In this Annual Report on Form 10-K, we will refer to Covenant Group of China Inc., a Nevada corporation, as "Covenant," "our company," "we," "us," and "our."

Item 1.  Business.

Overview

We are a holding company engaged in the business of acquiring equity interests in private companies based and operating in China and providing these companies with support, including administrative, legal, accounting and marketing assistance.  We also plan to provide these companies with an infusion of capital with the long term goal of preparing them to become public companies in their own right.  We believe that equity investments in China present one of the most attractive global investment opportunities available in the coming four to seven years.  Accordingly, the Company plans to focus on growth company acquisitions located in China.  The local Chinese equity markets are highly concentrated, serving only a small fraction of the local corporate market.  This fact, taken together with current international economic uncertainty, presents a unique opportunity to acquire small, growing and profitable Chinese companies at historically realistic valuations.

Our initial focus is on information technology (“IT”) companies that are well positioned to capitalize on opportunities created by the government’s new policies or which are serving industrial sectors that are a target of the government’s economic development policies.  IT spending growth in emerging markets such as China is nearly double that of western economies, and IT is considered to be a major factor in promoting GDP growth, balancing economic development, expanding the business base and accelerating the growth of a consumer class.  IT spending is expected to increase in China from $73.0 billion in 2008 to $127.0 billion in 2013.  China Information Technology Report Q4 2009 (by Business Monitor International, as published on October 15, 2009 by www.marketresearch.com).  Our initial portfolio acquisitions of Chongqing HongSheng Information Industry Co., Inc. (“Chongqing Sysway” or “Sysway”) and Hainan Jien Intelligent Engineering Co., Inc. (“Hainan Jien” or “JIEN”) were in furtherance of this focus.  Chongqing Sysway is engaged in the design, development and integration of advanced information systems and management software, and JIEN specializes in the design and installation of security and surveillance systems.

As the Chinese government’s long-term economic plan is also focused on developing consumer consumption, we intend to selectively review potential investment opportunities in small-to-medium size Chinese enterprises ("SMEs") in sectors beyond IT that will benefit from the impact of these economic policies and that fit our strategic objectives.

We are committed to employing a rigorous, targeted investment approach to the growth of the Company and our acquisition of operating companies in China.  We do not intend to invest in Chinese development stage companies that lack proven technologies, market acceptance or a demonstrated business model.  We will target companies where the technology risk is limited and there is a normal business risk of expansion and execution of a business plan.  In most cases, target companies will have an established market presence and base of revenue with a management team committed to, and capable of, executing a successful growth strategy.

To our knowledge, we are the first public company positioned to work with Chinese growth companies in gaining access to the U.S. capital markets while simultaneously assisting such enterprises with becoming public companies in their own right.  Although the Company is not a private equity firm in the traditional sense, emergent trends in private equity investment in China indicate there is increasing demand for growth capital for companies in light of the Chinese government’s economic initiatives and the country’s rapidly expanding consumer base.  Private equity investment in China is expected to boom in the next few years.  Specifically, it is predicted that China should experience a 30% rise in such investment during the 2009-2011 period (China's Private Equity Boom, by Shaun Rein, Business Week, July 16, 2008).  As a basis for comparison, investors allocated $20.5 billion to China in 2008 compared to $5 billion invested in 2005.  This surge, according to Business Week, is supported by four pillars: the growth of the Chinese middle class; the global competitiveness of Chinese firms; the tightening of credit for smaller Chinese firms; and the Chinese stock market.  Nevertheless, the success of our business will primarily be characterized by the investment opportunity that China presents and the positioning of our portfolio companies to capitalize on such opportunity within their respective industries.

We were incorporated as Everest Resources Corp. on November 8, 2006 in Nevada.  Since December 24, 2009, our principal place of business has been based in Pennsylvania.   As a result of a share exchange transaction, we changed our name to Covenant Group of China Inc. on December 24, 2009.

Our Operating Subsidiaries

Chongqing Sysway

Chongqing Sysway is a developer of advanced information systems and collaboration software, and it is also a systems integrator for manufacturers in the Chinese tobacco industry.  It operates in Sichuan province and the Chongqing Central region of China.  Chongqing is the portal to the southwest region of China and a key city in the PRC government’s urbanization strategy.

Sysway is strategically positioned to directly benefit from the Chongqing government's five year "Information Industry Development Plan," whereby the local government plans to invest 158 billion RMB (currently about $23 billion; 1 RMB=.1464 USD, as reported on March 22, 2010) to install advanced information systems for the automation of over 100 local SMEs.  We believe that Sysway may become a leader in this area for advanced information systems software and systems integration.

Major projects for the company involve the construction of IT infrastructure for state–owned tobacco enterprises, mainly in the form of automated data collection and analysis for improving internal workflow and supply chain management.  Based on its re-useable Java components platform, the company has developed a series of vertical2/horizontal data management systems for information gathered from the tobacco, agricultural, industrial and financial sectors.

Chongqing Sysway is geographically well positioned to serve its core tobacco industry clients, as this industry is concentrated in Chongqing and Chengdu in central southwest China. China is the world’s biggest producer of tobacco and is inhabited by 350 million smokers.  Tobacco industry taxes and profits make up 8% of the State Monopoly Administration (STMA) revenues. In 2008, almost $63.0 billion was raised by taxing cigarettes. The PRC Government is concerned for the health status of its citizens, and in 2010 another increase in the tobacco tax rate is being contemplated.  China, Thank You for Smoking, University of Southern California US-China Institute, March 6, 2009, http://www.uschina.usc.edu/.

During 2009, Chongqing Sysway began implementing a growth strategy working with local alliance partners to enter into the financial services industry and provide information security solutions to commercial banks.

Hainan Jien

Hainan Jien is a hi-tech integrated firm based in Haikou City, Hainan Province and is engaged in professional intelligent construction (“IC”) for modernized buildings, installation of surveillance networks and the development and expansion of IT for enterprises.  JIEN provides surveillance and IC services to a variety of market sectors such as manufacturing, finance, securities, hotel, postal services, aviation, government, and residential.  Its business currently focuses on providing the following services to its customers:

•	Installation of security and surveillance systems (such as monitoring systems, alarm systems, access management, one-card pass technology and visual intercom);

•	TV engineering (cable and satellite television and communal antennae applications);

•	BAS automation and self-control engineering;

•	Integrated wiring, IC and queuing systems;

•	Communication engineering (telephone, wireless intercom and computer network systems); and

•	Energy-saving city applications (installation of public lighting systems)

As mentioned, Hainan Jien is centrally involved in the implementation of IC projects for commercial customers.  IC construction involves designing and building structures with an integrated technology plan, which includes equipment management automation systems, fire warning systems, communication systems, security systems, and business support systems. IC systems, combined with advanced building structures and internal and external operating systems, make the functionality of buildings more comfortable, safe and energy-efficient.  Moreover, with JIEN’s understanding of IC projects, it embraces the North American concept of “green buildings,” through its implementation of sophisticated communications, network and security systems.  According to national statistics, in 2006, the IC market was reported to comprise $23 billion of the total $260 billion construction industry in China.  During the first half 2008, China’s output value of construction hit $331.0 billion. In a survey of 1,400 construction companies, it was estimated that approximately 45% of these enterprises have implemented initiatives surrounding the development and expansion of IT, or “informatization.”

In 2005, China Security and Protection Magazine, published by The Ministry of Public Security of the PRC, ranked Hainan Jien as one of China’s top 100 security and surveillance enterprises.  Since then, JIEN is one of only two companies in Hainan province that hold a 3111 Project Initiative Certification—the "Safe City" Certification issued by the China Security and Protection Industry Association—to participate in the government’s Safe City Projects.  The 3111 Project is the initial phase of the Safe City Project, which is an ongoing nationwide initiative sponsored by the Ministry of Public Security to enhance general security in China’s cities, which includes the implementation of new surveillance cameras in high-traffic areas throughout a total of approximately 660 cities. These security systems will be integrated and networked together both regionally and nationally to ensure safety and security for citizens and to help deploy public services in the most timely and effective manner possible.  Contracts for this project are typically a year or more in duration and are signed and paid for by both the national and local governments.

Looking to the future, China has a much broader ten-year program to deploy a system of high-tech surveillance and tracking known as “golden shield.” The goal of this program is to deploy a nation-wide system that will enable law enforcement to monitor all highways and streets. It is estimated that the internal-security market will reach $33 billion by 2010. The Left Coaster, Police State 2.0, http://www.theleftcoaster.com/archives/012630.php. Additionally, Hainan Jien is also regionally well positioned to benefit from future growth. Recently, the provincial government of Hainan Island announced a twenty-year construction development plan to build out Hainan as an “International Tourism Island” in accordance with the Chinese Central Government’s strategic vision. See Industry Overview—Hainan Jien.

Pandaz LLC

On January 13, 2010, the Company acquired the assets of a small technology company under a wholly owned subsidiary, Pandaz LLC, a Delaware limited liability company, in exchange for $25,000.  The assets are intangible in nature and primarily consist of rights to trade names, domain names, and all object code and source code to operate an Internet site deploying automobile search capabilities for consumers. The Pandaz LLC technology is currently in the development stage, and the Company plans to further develop this technology and the Pandaz LLC business model tentatively for the Chinese consumer auto market.

Our Business Operations

Chongqing Sysway

The business operations of Chongqing Sysway are primarily focused on software development, systems integration and related services.

Chongqing Sysway’s proprietary software applications include Sysway Enterprise Information Portal System, Sysway Collectivized Tobacco Materials, Supply Chain Management System, Sysway Content Management Platform System, Sysway Sales Management System, Sysway Human Resource Management System and Sysway Enterprise Resource Plan (iERP) etc.  These applications are primarily targeted to facilitate and enhance the business processes of our clients who are primarily located in the financial services sector and the burgeoning Chinese tobacco industry.  Sysway’s goal is to deliver a full suite of software products that will, together with its systems integration services, offer its clients complete software development and systems integration capabilities for their business needs.

Chongqing Sysway’s technical team, implementation process and follow-up service ensure an efficient IT infrastructure by integrating diverse network equipment, non-homogeneous business servers, various databases, Middleware 1 and storage platforms.  Sysway’s technical staff specializes in network engineering, disaster recovery, load balance and security configuration, which assists its clients in building a secure, reliable and stable operational environment.

Chongqing Sysway’s business is based on an ongoing customer relationship, as most of its customers require maintenance and follow-up services.  As a consequence, these relationships are a consistent source of operating revenue for the company.

Hainan Jien

Hainan Jien’s business operations can primarily be separated into two facets:  project implementation and post-sale service.  Project implementation begins with customer interviews by our marketing personnel to ascertain project information and customer demands.   After JIEN completes a full assessment of the customer’s needs, it then designs a project unique to our customer’s application.  Typically, a bidding process results and upon the signing of a contract, JIEN’s implementation team builds out the project at the customer’s facility.

Post-sale service primarily involves honoring warranty commitments pursuant to Hainan Jien’s contracts with its customers.  The warranty period for work performed under its contracts is usually one to three years, which is consistent with industry standards.  As part of the post-sale service process, JIEN provides a toll-free number available to its customers for consultation with its specialists.  Hainan Jien’s technical support is equipped to respond to both hardware and software malfunctions on both an emergency and normal basis.  Depending on the proximity of the implementation site relative to its Haikou City headquarters, JIEN has the capability to either provide an engineer onsite or provide the customer with long-distance support.  Hainan Jien’s commitment to assisting its customers with any post-sale matters is a key component to its competitive strategy, given its business of introducing and implementing new IC and surveillance technologies to the China market.

Industry Overview

China, In General

The Chinese economy can largely be characterized by its continued growth despite the recent global economic slowdown.  As the Chinese continue to execute on a long-term strategy to develop a planned, market-driven economy, the country’s output continues to increase, as evidenced by GDP growth of 8.7% for 2009, while such output is increasingly being utilized to service domestic demand.  This fact can be largely illustrated by the growth of the middle class.  The Chinese middle class has already reached at least 250 million people and is expected to be in excess of 600 million by 2015.  We expect this growth in the middle class and its consequent consumer behavior to become a theme for some of our investment activities.

As part of the growth of the middle class, China has also witnessed a marked transition of its population from rural areas to urban areas.  Today, the urban population of China is approximately 585 million and it is expected to grow by over 300 million within 15 years. There are 51 cities in China with a population over 1 million.  In comparison, there are only 9 of such cities in the United States. This trend will likely generate growing demand for infrastructure, social services, transportation systems, environmental and pollution control, as well as demand for consumer products and services ranging from household appliances to entertainment.

In order to connect these large urban centers and assure the rapid and efficient movement of manufactured goods between cities and food and produce into the cities, there has resulted an unprecedented level of investment in transportation infrastructure.  This development of the transportation infrastructure includes 5 main north-south super highways and 4 main east-west superhighways and will result in there being 85,000 km of highways in China by the end of 2010, which is 12% longer than the total length of the highways currently in the U.S.  Rail projects include plans for 280 bullet trains connecting major population centers.  Additionally, China’s domestic production of cars and trucks exceeded U.S. production in 2009 and is expected to reach 15 million units per year by 2012.

The Chinese economy is rapidly and fundamentally transforming itself and the country under the guidance and through the policies of the Chinese Communist Party and the Central Government.  Their policies are in pursuit of long-term goals and are not reoriented or refocused in response to short-term issues.  The policies themselves are based on the principle of having a “harmonious society” through developing the health and wealth of the people through “market socialism,” which entails policies to assure market stability and economic growth.

A recent example of such policymaking was evidenced by China’s fourth quarter 2008 economic stimulus plan of $586 billion (4 trillion RMB).  While the stimulus plan facilitated growth during the global economic distress of 2009, its focus on internal investment, industrial output and consumption has permitted sustained growth even as the Central Government has implemented more conservative policies to relieve inflationary pressures.  For example, for 2009:

•
China’s consumer spending has expanded 15.1% on a year-to-year basis (Source:  NuWire Investor, China Set for Double Digit Growth in 2010, http://www.nuwireinvestor.com/articles/china-set-for-double-digit-growth-in-2010-54183.aspx);

•
Spending will increase by 50% in China’s top 25 cities in the next 5 years (Source:  Proactive Investors UK, Latest Figures Spark Further Optimism in China’s Speedy Economic Recovery and Future Prospects, http://www.proactiveinvestors.co.uk/companies/news/9360/latest-figures-spark-further-optimism-in-chinas-speedy-economic-recovery-and-future-prospects-9360.html);

•
Fixed asset investment has increased 33.4% since January 2009 (Source:  NuWire Investor, China Set for Double Digit Growth in 2010, http://www.nuwireinvestor.com/articles/china-set-for-double-digit-growth-in-2010-54183.aspx);

•	Industrial output increased 9.4% during the first 10 months of 2009 (Source: Westender, China Goes Shopping, http://www.westender.com.au/news/718);

•
Producer price index (PPI wholesale level) dropped 6.5% (Source:  Xinhua News Agency, China’s CPI Falls 1.1% in First Nine Months, PPI down 6.5%, http://news.xinhuanet.com/english/2009-10/22/content_12295654.htm);

•	Consumer price index (CPI) dropped 1.1% (Source: Xinhua News Agency, China’s CPI Falls 1.1% in First Nine Months, PPI down 6.5%, http://news.xinhuanet.com/english/2009-10/22/content_12295654.htm).

In light of the foregoing, our strategy was also influenced by the following key macro topics:

•
China’s New Economic Policy.  The hallmarks of China’s policy are to: (i) significantly increase spending and implement substantial tax cuts by reducing the value-added tax and adopting preferential tax policies for SMEs; (ii) increase bank liquidity and continue to reduce interest rates; (iii) implement comprehensive industrial restructuring and facilitate the merger and reorganization of enterprises; and (iv) promote innovation in science and technology.

•
Chinese Economy has Significant Reserves.  China has a substantial $2.3 trillion in foreign exchange reserves, up from $1.96 trillion at the beginning of the year, to keep the economy at its currently planned 8% plus growth level.  In addition, China maintains a significant 35% savings rate, resulting in approximately $3.0 trillion in individual bank savings.

•
Major International Market Participants are Investing in China.  Warren Buffet, Jim Rogers, the John Templeton Fund, the Carlyle Group, Temasek Holdings, and Cargill are investing in China.  Goldman Sachs, also an investor in China, estimates that China's GDP growth will be 8.3% in 2009 and 10.5% in 2010.  Goldman Sachs predicts that China will surpass the U.S. economy by 2027.  Optimism about China stretches across a wide range of American investors.

•
Foreign Direct and Private Equity Investment. Foreign Direct investment increased 23.6% from 2007 to 2008 from $74.8 billion to $92.4 billion, though there were 10,357 less projects. China’s private equity market, according to Business Week, should register 30%-plus growth for the next three years, with 2009 targeted for $15.0 billion.  China's Private Equity Boom, by Shaun Rein, Business Week, July 16, 2008.  The larger projects and large companies receive the majority of these investments. This market reality, together with the lack of bank loans for small non-government companies, work to create an opportunity for aggressive equity investing in selected SMEs.  SMEs suffer from budget constraints and limited resources to hire qualified people.  They typically do not have access to credit or adequate budgets for R&D purposes.

•
Current Chinese Regulatory Environment.  The current attitude of Chinese regulators toward large financial transactions is one of caution as evidenced by the fact that the central government has stymied recent deals involving Goldman Sachs and The Carlyle Group. Consequently, new investment strategies, including bridge loans, private investment in public equity transactions and mezzanine financings, are being used in China by both international and local private equity funds, with local funds offering RMB-denominated funds.

Chinese IT Industry, In General

IT opportunities are abundant in China since the introduction of the PRC government’s adoption of the “scientific concept” policy model. This model features fostering domestic economic growth and social progress. Important to this initiative is the Chinese concept of “informationization,” which centers on the development and expansion of IT in China. Informationization, recognized as a key component of the Central Government’s national strategy, is the process whereby the Chinese government advocates and supports the movement of the country from an industrial-based society to a technical and information-based society. Presentation of Xiaofan Zhao, Director General for the Department of IT Application Promotion, State Counsel Informationization Office, PRC; http://unpan1.un.org/intradoc/groups/public/documents/APCITY/UNPAN025040.pdf. Accordingly, the informationization concept includes plans for the development of e-commerce, e-government, electronic content management, security and industrial IT applications in China.

On a broader level, according to PRC officials during the 17th Party Congress held in October 2007, the Party will aggressively redefine its present economic policy of promoting external growth in export-driven businesses to a new model of expansion in domestic investment and consumption within China.  This is part of a new five-year economic plan to move from a planned economy to a market driven economy and to become integrated into global market systems.

Consequently, China’s IT market is expected to exceed global expectations during 2009-2013, according to the China Information Technology Report Q4 2009 (by Business Monitor International, as published on October 15, 2009 by www.marketresearch.com).  Growth in 2009 will remain in single digits due to overall economic growth.  The Chinese stimulus program and the rural electronics subsidiary programs are expected to raise IT spending from $78.0 billion in 2009 to $124.0 billion by 2013.  Computer sales are projected to move from $52.0 billion to $80.0 billion in 2013.  Software sales increased from $8.8 billion in 2008 to almost $10.0 billion in 2009.  IT services will reach $16.4 billion in 2009, and this sector is expected to achieve a compound annual growth rate (CAGR) of 135% between 2009 and 2013.

China’s Banking Regulatory Commission (CBRC) is compelling banks to emphasize mitigating IT risk. The nation’s commercial banks lag far behind international competitors, according to China Construction Bank, in the application of risk measures to limit regional credit risk, which expands market risks and operational risks, thereby jeopardizing domestic risk management as well as global risk management.

The Chinese capital market, which is the fourth largest in the world, currently lacks advanced risk management procedures, and the country’s retail brokerage business is plagued with inconsistencies.  In the last three years, over twenty firms have been closed down as the CBRC imposed stricter supervision of the retail market. Consequently, the opportunity for domestically-developed IT-based transaction systems with full risk and security features will be in great demand as Chinese investors move into the global markets.

The Company recognizes the favorable operating conditions that are unfolding in the Chinese economy in a number of Chinese industries using advanced IT.  In addition to the security and surveillance, tobacco, and financial services industries, there are great opportunities in the automotive, retail consumer, energy reduction, alternate fuel, and carbon emissions markets.  All of these industries are heavily reliant on software and supported by the government through policy statements.  Individual state-authorized committees implement such policies.  The implementation process is expressly identified in five and ten year plans.

China, operating under its new scientific concept policy model, has established an economic structure that is highly favorable for investing in Chinese information technology companies.   This is primarily due to the fact that this industry is characterized by a number of growth drivers, including the vast rural market, government spending and demand from the internet and communications industries.  Consequently, informationization among SMEs is a government priority, as the Ministry of Industry and Information Technology (MIIT) has already invested over $743.0 million in 2008 and will add credit loans and guarantee credit to SMEs.  Additionally, rapidly growing internet adoption across China and the demand for IT-enabled business solutions create the potential for a lucrative market for IT-security development.

Special Economic Zones

The PRC offers investors a complex system of incentives at the national, regional and local levels.  Party members have great influence at the regional and local levels where they live, impacting regional business activities and seeking employment for locals.  There are special economic zones, hundreds of development zones and designated inland cities that vie for foreign investment.  One of our subsidiaries, Chongqing Sysway, is located in an experimental zone in a more rural area where, recently, foreign banks led by a subsidiary of HSBC have established their presence.  Our other subsidiary, JIEN, is located in a special economic zone in Hainan, China, where there is access to a large high-tech employee pool. China also has numerous national science parks, many focused on commercializing technology research developed in Chinese universities.  PRC policy is to encourage investors to fund the introduction, innovation and development of technology, and invest in technology intensive projects in order to promote and facilitate technology companies.

Government and Small Business IT Markets

Investment in technology solutions is growing at exponential rates in two areas of opportunity for the Company. One opportunity is the government, regional and local IT markets. The other is the large independent small business market (SMEs with 1,000 or less employees and less than $45.0 million in revenue).  By the end of 2008, China’s 9.7 million SMEs accounted for 99% of the number of enterprises, 60% of the GDP and provided jobs for 80% of the urban population.

The market for IT is flourishing in the SME market.  In this area, Chinese companies will invest $28 billion, excluding communications, through 2010, according to the China Center of Information Industry Development (CCID).  In general, the SME market will invest more in high-end IT infrastructure and services, seeking to increase their competitive advantage.

The SMEs operating environment has been historically tougher than the larger government-invested companies because of a lack of financing.  SMEs depend on commercial loans, which are difficult to obtain, and government subsidies to fund their expansion and are too small to list their companies on national exchanges to raise necessary capital.  As result, China recently launched a new exchange called ChiNext for small companies to enhance economic growth and to increase employment.

China joined the World Trade Organization on November 26, 2001. Since then, China has removed or relaxed various restrictions on financial regulations. The China Ministry of Finance modified its banking regulation principles "to grant more operational freedom to financial institutions and to tighten up supervision of the financial situation." Financial liberalization has accelerated the integration of the global financial system, stimulated the innovation of financial technology and products, and improved operational efficiency.  However, due to the intense competition in the financial markets, various types of operational risks faced by financial institutions increased substantially. In order to realize comprehensive operational efficiency and improve and sustain competitiveness, financial institutions have to strengthen their operational soundness, identify and quantify various risks in advance, and establish and carry out an effective risk management system.

Chongqing Sysway

Banking Industry

According to the latest report of CINSOS Consulting Corporation (CINSOS), China’s banking IT expenditures were $5.83 billion (RMB 39.76 billion) in 2008, a 10.9% increase over 2007. CINSOS forecasts the China banking IT market to reach $7.65 billion (RMB 48.85 billion) by 2011, while the average growth rate from 2008 to 2011 is predicted to be 10.04% (Source:  The IT Expenditure of Banking in China in 2008 reached RMB 39.76 billion, CINSOS Consulting Corporation, 26 Feb 2009).  Generally, banks will spend more money on third party service systems such as payment and settlement systems, open fund trading and channel integration systems.

 Source:  The IT Expenditure of Banking in China in 2008 reached RMB 39.76 billion, CINSOS Consulting Corporation, 26 Feb 2009.

Office Automation Collaboration Software and Tobacco Industry

CCID Consulting forecasts that the size of China’s office automation and collaboration software market will maintain a relatively fast growth rate during upcoming 3 years, with annual investment reaching RMB 5.591 billion by 2012.

Figure Size and Growth of China's OA and Collaboration Software Market 2004-2012

6.82 RMB = $1.00

Source:  http://www.ccidconsulting.com.

It is suggested by the report, Forecast & Analysis of the IT Solution Market of Chinese Governmental Industry 2009-2013, issued by International Data Corporation ("IDC"), that new opportunities will be created in E-government due to initiatives such as enhancement of government service, government department integration, expanding domestic demand, and enhancement of supervision.  IDC predicts that the IT market scale of the governmental IT industry will reach $7.9 billion (RMB 53.65 billion) by 2009 and $10.7 billion (RMB 73.36 billion) by 2013, with an average CAGR from 2008 to 2013 of 8%.  Industrial solutions will feature, among other items, system application platform planning and design, application system integration and data sharing.

The Scale and Forecast of General IT Market of Governmental Industry 2005-2013
(Unit: 100 Million RMB)

6.82 RMB = $1.00

The Chinese Government will likely have an ongoing need for basic IT construction in the future.  This continued procurement of IT hardware is primarily due to the historically unbalanced development between different regions and governmental departments within China.  As a result, the average annual CAGR of the IT hardware industry in China from 2008 to 2013 is expected to be 5.6%, while the software and service market of the same period are predicted to be 13.2% and 14%, respectively.

Information technology applications in the Chinese tobacco industry during 2008 made remarkable progress due to demand related to industrial data centers, E-government and other major projects that contributed to the promotion and innovation of industrial management and IT. This industry also benefited from sustainable industrial development and industrial informationization investments totaling $550 million, which increased by 14.5% compared to 2007. In 2009, industrial IT application construction projects have emerged as the technological hub of the entire industry through proliferation of the new model of "supply by order" and in-depth integration of industrial enterprises. Industrial IT application construction will further strengthen fundamental management, feature crucial application, speed up in-depth progress of basic construction, and elevate industrial modernization in China. Investments in this industry are estimated to reach $620 million by the end of 2009 and continue to $1.01 billion by 2013. The China Tobacco Industry Informatization Development Research Annual Report 2008-2009, http://www.baogaochina.com/2009-02/2008_2009yancaoxinxihuafazhanyanBaoGao.html.

Tobacco Industry Investment in IT 2005 – 2013
(Unit: million USD)

The China Tobacco Industry Informatization Development Research Annual Report 2008-2009,
http://www.baogaochina.com/2009-02/2008_2009yancaoxinxihuafazhanyanBaoGao.html.

Tobacco manufacturers have been consolidated by the central government from over 150 enterprises to 17 large groups. Consequently, each of the existing groups must accept more extensive management responsibilities than previously. Consequently, these circumstances will create demand for the tobacco industry to improve and implement their IT systems in order to control quality and monitor their transactions.

Hainan Jien

Hainan—International Tourism Island

On February 7, 2010, Hainan Province announced a comprehensive, twenty-year economic and social development plan to execute on the Chinese government’s strategic vision to develop the island of Hainan, the country’s major beach holiday destination, as an “International Tourism Island.”  The central goal of this plan is to promote the balanced economic development of the island through urban and rural modernization and improving social welfare programs and infrastructure, while at all times assuring that these development efforts are pursued with care for the environment.  A key element to the execution of this goal will be the utilization of modern and intelligent construction practices to realize the build-out of state-of-the-art road transport infrastructure, housing, leisure, education and medical facilities, as called for in the plan.  In addition, the province is planning to construct a major rapid transit system linking the four main areas of the island and to invest 2.64 billion RMB ($386 million) in its power grid as part of these initiatives. Source: http://english.bitf.org.cn/node_516350.htm; http://english.bitf.org.cn/2010-02/11/content_3393203.htm.

Surveillance System Market

The electronic market research company, iSuppli Corporation, estimates that the Chinese security and surveillance equipment market will withstand the impact of the economic recession and make further expansion during and after 2009 due to investments by the Chinese government in the security and surveillance industry, as well as due to the expanding home security system business.  iSuppli also forecasts that the Chinese security industry will reach $18.9 billion by the end of 2009, an increase of 7.5% over the $17.5 billion spent in 2008.  As this market expands to its capacity of $26.5 billion by 2013, a CAGR of 8.6% is expected from 2008 to 2013.

Growth in this market has been, and continues to be, driven by:

•
increased demand for security and surveillance products within China by a new customer group composed of various smaller industries and organizations, such as residential estates, factories and shopping centers;

•
preparation for the 2010 World's Expo in Shanghai by the PRC government:  while the expenditure on security and surveillance during the 2008 Olympics reached $300 million, the expenditure on security and surveillance infrastructure for the 2010 World's Expo in Shanghai is expected to reach $3.0 billion;

•	3111 Project, the “Safe City Project” (See page 14 for a further discussion of the Safe City Project); and

•	the demand for IC.

Activity in the IC industry is influenced by annual investment in construction, public infrastructure, and the modernization of existing systems and related hardware.  As new and better technologies are created, the scale of technological improvements will affect demand and, as a result, economically feasible break-through designs in IC will have a larger effect in stimulating demand than marginal improvements at elite prices, due to:

•
In recent years, China’s GDP growth rate has remained high (according to a report from China National Statistics Bureau, China’s GDP growth rate in 2006, 2007, 2008 and 2009 was 11.6%, 11.9%, 9.0%, and 8.7%, respectively.  Source: http://info.secu.hc360.com; http://www.cnn.com/2010/BUSINESS/01/20/china.GDP.annual/index.html;

•
Growth in construction:  according to national statistics, as of 2008, China’s total output value in the construction industry exceeds $886 billion (RMB 6114.4 billion).  The IC industry has significant growth potential, and IC is considered China's key economic development industry. Currently, the percentage of new construction comprised of IC is as follows: America, 70%; Japan, 60%; and China, 10%.  However, in China, this figure is expected to rise to around 33% in 2012.

Source:  http://info.secu.hc360.com; and

•
Market demand forecast:  according to the nation’s “11th Five-Year Plan,” the growth rate of the construction market is expected to remain at or above 10% through 2010.  Annual growth rate of the IC industry is expected to be higher than the construction market itself, which could reach 20% before 2010.  Source:  http://www.topenergy.org.  Based on the above estimates, the management of JIEN believes that annual investment in the IC industry can be estimated as shown below:

Year	2008	2009*	2010*
Intelligent Construction Market	$18.4	$23	$28.75
Units: US$ Billion
*Estimated

Security Service

The role of software in China's network security products industry will likely increase, and the network security service industry will also likely see dynamic growth.  CCID Consulting Co. Ltd. ("CCID Consulting"), China's leading research, consulting and IT outsourcing service provider, has reported that with the actualization of the ''Administrative Measures for the Graded Protection of Information Security,'' the pivotal industries are paying more attention to their network security strategic plan. Demand from the telecom, finance and energy industries, as well as government network security services, has grown rapidly.

In addition, CCID Consulting reported that the Chinese electronic security industry scale reached $7.52 (RMB 51.38 billion) in 2008, an increase of 22.5% compared to 2007. By 2009, the industry scale is predicted to reach $8.38 billion (RMB 57.13 billion), an increase of 11.2% over 2008. In 2011, the overall market is expected to reach $12.23 billion (RMB 83.58 billion). In general, this market is expected to develop in the following directions: rapid rise of security service demands and increased proportion of software in security products; expansion in mobile applications; and emergence of related security products. Source: http://www.ccidconsulting.com.

Network security demands, such as security consulting, security management monitoring and grade evaluation, have become the important driving forces of this market and frequent accidents have compelled SME’s to devote more funds to network security.

Products

Chongqing Sysway

Chongqing Sysway’s core business products are tobacco industry administration software and systems integration, both of which are protected by company-owned intellectual property rights. Currently, Chongqing Sysway’s administration software solution for the tobacco industry provides core products for the tobacco industrial supply chain, including serial software products such as enterprise resources planning administration systems (“ERP”), manufacture execution systems, office automation and collaboration software (“OA”), E-government solutions, human resources management systems, and trade development systems.  Of these product offerings, Sysway’s ERP and E-government solutions have emerged as leading domestic industrial software solutions.

Currently, Chongqing Sysway’s primary product offerings and the dates of the governmental technology registrations are as follows:

•	Software: Enterprise Information Portal System; Application Date: 29 November 2007

o
Description:  The system is designed for corporations or government entities that have multiple branch locations (as end users are able to access and adjust the system at reduced costs in comparison to other systems). The Portal system generally is composed of several servers, and interfaces with different operating systems and databases while maintaining high system security to protect the end user’s personal information. The menu is user- friendly and the system is based on the Java 2 Platform, Enterprise Edition (J2EE) technique structure.

•	Software: Sales Management System; Application Date: 29 November 2007

o
Description:  This system includes market forecasts, trend analysis, client relationship management, daily sales management, and project distribution management.  The system facilitates the sharing of data between the corporation and the branches.

•	Software: Human Resource Management System; Application Date: 29 November 2007

o
Description:  The system provides a comprehensive database on all employees to enable middle to large size enterprises to quickly identify employees fitting special needs requirements. The system maintains data regarding: education, standard testing results, and performance reviews.  The system is based on the J2EE technique.

•	Software: Content Management Platform System; Application Date: 29 November 2007

o
Description:  The platform is used for content auditing, issuance, decorate, style adjustment, and accessing management for dynamic websites. It is suited for management use in corporate, government or individual projects.

•	Software: Collectivize Tobacco Materials Litigation Supplying Chain Management System; Application Date: 29 November 2007

o
Description:  The system tracks raw materials from purchase through the supply chain, including receipt, inventory, sale and realization of the related revenue and receivable. It is designed for tobacco manufacturers, but can also be applied to mining industries. The core support technique is J2EE.

•	Software: Enterprise Resource Plan (iERP) v 3.1; Application Date: 14 October 2002

o
Description:  This system received RMB 2,000,000 in funding from the National Science and Technology Department in 2002, and was written into the National Torch Plan. It is a comprehensive software plan based on the JAVA component for manufacturing activities, and it includes several modules: production plan, distribution, material purchase, manufacture, quality management, and labor and capital management. Consequently, each module can be separated from the overall plan, which means the end user is able to purchase any module based on its needs. The system has been used in assembly line manufacturing enterprises.

•	Software: CAPP V 3.5 (JAVA Development Kit (“JDK”)); Application Date: 24 February 2003

o
Description:  JDK is a software development kit for producing Java programs, which is the core of JAVA. Java is a technology that allows software, designed and written just once for an idealized "virtual machine," to run on a variety of real computers, thus facilitating our security consulting services to our customer base comprising the financial industry and government-related entities. Going forward, we will continue to enhance the company’s core competencies, such as this technology, through improving our research and development and benchmarking U.S. financial industry best practices to add value to our clients and grow our business.

Hainan Jien

Hainan Jien designs and installs security and surveillance infrastructure to protect financial institutions and government agencies and implements systems for IC projects for commercial customers.  JIEN's security and surveillance business is primarily sourced from the Chinese government’s “Safe City Project” 3111 Project initiative.  To this end, the company specializes in the installation of security and surveillance systems in various public areas, from city-wide surveillance systems and traffic surveillance systems to critical government locations, cyber cafes, bars and discotheques. With regard to the IC services offered by Hainan Jien, the company focuses IC projects on three distinct areas:

•
Intelligent Building (“IBC”): Hainan Jien is one of the biggest providers of intelligent building services in Hainan Province. Hainan’s economy has seen rapid growth since the State Council approved Hainan as an “International Tourism Island.” The 2009 provincial GDP is 164.66 billion RMB, an increase of 11.7% compared with that of 2008 (which is a 3% higher growth rate than the national GDP). The province’s recent rapid development will be beneficial to the growth of Hainan’s industries and residents and, consequently, for the demand for intelligent buildings. Thus, we estimate that demand for JIEN’s intelligent building services will increase correspondingly. Source: http://www.hainan.gov.cn/data/zfwj/2010/02/2502/.

•
Intelligent Housing: The development of Hainan as an International Tourism Island will likely promote the development of real estate in the region.  It is predicted that housing opportunities in Hainan will soon open to the whole world. Accordingly, it is estimated that there are currently over 100 nation-wide enterprises specializing in real estate development in Hainan, culminating in an investment total of 100 billion RMB.

•
Intelligent Hotel: Hainan, also known as “China’s Hawaii,” is quickly becoming a global tourist destination. Approximately forty internationally and regionally recognized hotel brands have built new hotels in the province, such as Sheraton, Shangri-La, and Hilton. Since the approval of Hainan as an International Tourism Island and in accord with the requirements of the Outline of the Eleventh Five-year Plan of National Economy and Social Development, Hainan will look to build thirty additional five-star resort hotels in the next three years. With the development and popularization of the Intelligent Hotel systems line, the company hopes to obtain strong market share in this field as it grows.

Below is a graphical representation of a typical IC project performed by Hainan Jien:

Competitive Advantages

Our Investment Strategy and Management Team

At the holding company level, we believe the following strengths will allow us to effectively execute our investment strategy.

We look to invest primarily in “unique growth companies” in China.

Through our research and due diligence, we focus primarily on “unique growth companies” as our potential investment targets. These businesses and technologies either participate in or focus on serving industrial sectors that are supported by the PRC’s five and ten year plans for internal economic development. As a result, our operating subsidiaries will operate in business environments supported by the Central and local governments and recognized as important to the economic expansion of China, thereby positioning our subsidiaries for expansive growth upon the successful execution of their business plans.

We will hold significant ownership stakes in our operating subsidiaries.

We intend to hold a significant equity stake in each of our operating subsidiaries. As a result, we will have a vested interest in the successful growth of our operating subsidiaries.  Our management team at the holding company level, both in the U.S. and China, will lend its expertise and resources to facilitate the sustained growth of our subsidiaries as well as assist these businesses in gaining access to necessary capital for growth.  Moreover, this strategy will allow for centralized control over the reporting obligations of our subsidiaries to ensure their regulatory compliance in the US markets and sound corporate governance.

Our Board and management possess extensive experience both in China and in the U.S. capital markets.

Our subsidiaries will benefit from the guidance and resources available to them at the holding company level.  It is the goal of our Board, management and advisory board to work closely with our operating subsidiaries in assisting them with compliance requirements they will encounter as component parts of a U.S. public company, while simultaneously providing them access to necessary growth capital that will allow them to meet expanding market opportunities in China and ultimately generate a return to our investors.  To this end, members of our Board and senior management are prepared to lend their years of experience with and knowledge of raising funds in the U.S. capital markets as well as their extensive management experience with U.S. public companies.  Beyond this strength, our Board, management and advisory board members bring their experience with and understanding of China, its business culture, its economic opportunities, and its government to the development of the Company and the potential growth of our subsidiaries.  Consequently, through our holding company structure, we are effectively situated as to serve as the key liaison between our subsidiaries and the U.S. investor.

Based on our research and experiences in China and the U.S. capital markets, we have a targeted investment strategy that focuses on quality operating companies.

In light of the vast investment opportunities in a rapidly developing economy such as China’s, we have the opportunity to be selective in the operating companies we choose to invest in.  Consequently, we can utilize our experience in China and in the U.S. capital markets to invest in companies that have the greatest potential to generate sustained growth for the Company and eventually become standalone public entities.  We have established the following investment criteria for our investment in or acquisition of target companies:

•
Focus on “unique growth companies”—i.e. businesses and technologies that participate in, or focus on, serving industrial sectors that are supported by the PRC’s five and ten year plans for internal economic development.

•	Investment will provide the Company with a substantial position in special growth companies.

•	These special growth companies should also:
o	Benefit from the support of both the local and regional government;
o	Be privately owned—i.e. there should not be an ownership stake held by the government;
o	Be free from competition with any government enterprise;
o	Have demonstrated profitable organic growth for 2-3 years;
o	Exhibit a well established and growing customer base, market penetration and operating infrastructure;
o	Have an effective and proven management team which is willing to make a multi-year contractual commitment to the execution of the business plan;
o	Be able to provide comprehensive financial statements;
o
Be willing to commit to a program of establishing a system of sound corporate governance in accordance with U.S. public market standards and comply with all local laws and regulations as well as U.S. securities laws and exchange listing requirements.  This will include adopting a code of conduct and U.S. accounting standards.

Our Subsidiaries' Competitive Strengths in the IT Industry in China

We believe the following strengths differentiate our subsidiaries from their competitors, enabling our subsidiaries to attain leadership positions in the IT market in China.

Strong Solution and Service Development Capability

Experienced senior management teams, most of whom have computer science, mathematics or engineering backgrounds, lead the solution development efforts of our subsidiaries. As of September 30, 2009, our subsidiaries employed a combined 33 software development engineers, or 26.4%, of their aggregate work force.  Accordingly, both firms are well regarded in their respective fields.  Chongqing Sysway is ranked as a top software and system integrator by the Chongqing government.  The company has also passed its CMMI-Dev Level Three certificate, which represents the national de facto standard against which a firm’s software integration and development capabilities are assessed.  Likewise, in addition to being ranked as a national top 100 security and surveillance provider, Hainan Jien is one of three security and surveillance firms that are First Grade National Certified, a certification issued by the Public Ministry Security Bureau that allows Hainan Jien to implement all levels of security projects nationwide.  Additionally, the quality control processes of Chongqing Sysway and JIEN are ISO9001 certified.  Both subsidiaries use component-based platforms in the software development process that enable them to redeploy relevant modules for future solutions or to repackage them as stand-alone standardized solutions.

The primary goal of the research efforts of our subsidiaries is to develop solutions that may be strategically implemented and commercialized. As an investment in long-term growth, our subsidiaries fund and operate their own research and development that focuses on core technologies underlying solutions and solution protocols, staffed with engineers dedicated to the research conducted by the centers.  Our subsidiaries are committed to research and development, and their focus on commercializing research results enables them to work toward becoming leaders in the competitive Chinese IT market, with the ability to provide a broad range of quality software solutions and the potential for sustained long-term growth.

Proven Management with a Successful Business Record

The senior management teams of our subsidiaries consist of computer scientists and engineers with extensive management experience in the IT industry ranging from 16 years to 25 years. These management teams have complementary skills in the areas of software development, operations, finance, and sales and marketing. Under the leadership of these management teams, our subsidiaries have substantially expanded their operations and solution lines, and achieved significant revenue growth.

Market Positioning

Both Chongqing Sysway and Hainan Jien are positioned in high growth regions in China.  The Municipality of Chongqing, the location of Chongqing Sysway, recorded a 2009 GDP of $95.7 billion, growing 14.9% over the prior year.  Source: http://www.chinanews.com.cn/cj/cj-gncj/news/2010/01-20/2083022.shtml; http://finance.sina.com.cn/roll/20100114/11043182604.shtml.  As a result, Chongqing is currently the third fastest growing city in China. Chongqing Sysway has worked to position itself to benefit from the region’s rapid growth by continually improving its leading systems integration capabilities and software products. These efforts have been recognized locally.  Recently, the company was awarded an “Excellent Computer Information Systems Provider” designation by the Chongqing government. Also, the latest core bank business system integration project that the company did for Chongqing Three Gorges Bank, one of Chongqing Sysway’s largest customers, was named as an “Excellent Systems Integration Project” by the Chongqing government.

Hainan Province, the location of Hainan Jien, recorded 2009 GDP at $24 billion and a year-on-year growth rate of 11.7%. Source: http://www.hainan.gov.cn/data/zfwj/2010/02/2502/. Additionally, the province was approved by the PRC State Council to establish itself as an International Tourism Island, whereby a series of incentive policies will be applied to the region. Such momentum is likely to boost infrastructure investment and property development and, consequently, the service market supporting such initiatives. In working to attain its status as a top security and surveillance firm and IC services leader in the province, it is Hainan Jien’s goal to take a primary role in Hainan’s development and benefit from the region’s accelerated development.

Recognition within Our Subsidiaries’ Respective Industries

Both Chongqing Sysway and Hainan Jien are highly regarded by the certifying bodies of their respective industries.  In China, recognition by independent public and private industry experts of a firm’s product or service is regarded by commercial, governmental and retail customers as assurance of the quality of a firm’s offerings and is am important basis upon which to compete.  Each of our operating subsidiaries’ certifications and honors are as follows:

CHONGQING SYSWAY
Certification & Honors	Certification Body	Certification Date
CMMI-Dev Level 3	CMU/SEI	July 2009
Quality Certification of IS09001:2000 standard	China Beijing BTIHEA Certification Co., Ltd.	May 2009
Excellent Company of System Integration	The System Integration Certification Center of Chongqing	March 2009
Qualified Software & Services Outsourcing Enterprise	Chongqing Information Industrial Bureau	November 2008
Intelligent Construction System Certification Level 3	Ministry of Housing and Urban-Rural Development	June 2008
National Computer Information System Integration Level 2	Ministry of Information Industry of the PRC	April 2008
Customer Satisfied Products of Software Development & System Integration	China Association For Quality	March 2003
Customer Satisfied Company in Chongqing	Supervise Bureau of Quality & Technology, Chongqing	December 2003
Technical Support Center for Chongqing Enterprises Information	Chongqing Enterprise Resource Plan (ERP) Group	November 2001
Qualified Software Enterprise	Chongqing Information Industrial Bureau	January 2001
Approved to be 863/CIMS System Integration & Consultation Service Company	863/CIMS Experts Team of China	August 2000
Hi-tech Enterprise	Chongqing Science & Technology Commission	January 1999

HAINAN JIEN
Certification & Honors	Certification Body	Certification Date
Security and surveillance certificate level 1	Public security bureau, Hainan Province	October 2009
Member of the Procurement Center of the Central People's Government	Procurement Center of the Central People's Government	March 2008
Computer Information System Integration Level 2	Hainan Development Bureau	April 2007 (valid for 3 years)
Certificate in intelligent construction design and installation level 2	Department of Construction, Hainan Province	April 2007
Member of Hainan Software Industry Association	Hainan Software Industry Association	2007
Commercial Credit Qualification Certificate	Hainan Guoli Credit Certification Center	June 2007
Quality Certification of IS09001:2000	China Quality Certification Centre	April 2007 (valid for 3 years)
Authentication Certificate of Commercial Credit AAA	Commercial Credit Administration of Hainan Province	August 2006
Greatest Grow Up of 100 Enterprise for China Public Security & Safety Industry	A Subordinate of The Ministry of Public Security of PRC	January 2005

Manufacturing and Project Implementation

Chongqing Sysway

As mentioned above, Chongqing Sysway passed its CMMI Level 3 certification in July 2009.  Accordingly, Sysway’s software development and implementation process is in accordance with CMMI Level 3 specifications to ensure product and service quality.  Its production process is best described by explaining the phases of a typical project.  The main project phase and the deliverables for each phase for a standard software development and integration project are listed in chronological order in the following table:

Phase	Deliverables
Phase 1: Assess Project Requirements	Information gathering and customer interviews result in software project planning, development of a Requirements Specification Manual of user, and software test planning
Phase 2 : Design	The design phase results in a Preliminary Design Manual, followed by a Detail Design Manual
Phase 3: Development	Development of a procedures source code for the specific project
Phase 4: Testing	Source code is evaluated pursuant to a software test plan, which involves test case designing and generates test reports
Phase 5: Deployment	Installation and development of an Installation Deployment Manual, as well as an Operation Manual for users
Phase 6: Support	Updating the Requirements Specification Manual and making necessary system changes; utilization of test reports for troubleshooting

Chongqing Sysway’s production process requires a multi-disciplinary effort.  As a result, Sysway’s software project development and integration team includes senior project managers, project managers, software architects, systems analysts, system designers, programmers and test engineers.

Hainan Jien

JIEN implements a dual phase project support and implementation process for its surveillance and IC services.  The cornerstone of the project support phase is the accurate design of projects tailored to customer specifications in advance of project implementation.  After a customer submits to us a project request, JIEN validates the request to ensure it is in accordance with its capacity and capabilities, with the goal of assigning the proposal to one of its project designers.  Once the proposal is submitted to a project designer, the designer is then responsible for developing a written and graphical design plan for submission to JIEN’s customer.  After second level review of the design and internal approval, the final project design proposal is submitted to the customer for review.

Upon acceptance of the project proposal by the customer and entry into a written contract setting forth the scope of work to be performed, the implementation phase begins with Hainan Jien’s management appointing a project manager to oversee preparation for the project both internally and with the customer, allocation of staff to the project worksite and construction.  Once onsite, the project staff receives, inspects and lays all necessary wiring, followed by their receipt, inspection and installation of all required equipment.  The project manager also works with the customer to assess the need for additional sub-projects tangential to the installation.  To the extent such additional projects are required, the original contact is modified accordingly and the project manager oversees such further projects’ development and installation onsite.  After all installation work is complete and the project staff runs a thorough inspection of the system, JIEN ensures the installation is in accord with the customer’s specifications, making any required adjustments, and finally assisting the customer with the data transfer into the new system, if necessary.

Sales and Marketing

Chongqing Sysway

Chongqing Sysway’s Sales and Marketing Department consists of four divisions: Chongqing Sales and Marketing, Chengdu Branch Office, the Out-of-Province Industrial Tobacco Department and the Partner Department.

Sysway’s sales and marketing program is under the direct management of its General Manager.  The company’s Assistant General Manager, who reports directly to the General Manager, is in charge of the daily administration of Sysway’s four divisions. Currently, there are 12 employees engaged in sales and marketing activities related to sales of software and systems integration services.  Among them, 5 staff the Chongqing Sales and Marketing division, 2 staff the Chengdu Branch Office, 3 staff the Out-of-Province Industrial Tobacco Department and 2 staff the Partner Department.

The company focuses its sales and marketing activities mainly in the tobacco, finance and industrial government sectors.  As a result, Sysway’s sales and marketing initiatives have provided the foundation to build working relationships with some of its most prominent clients, such as China Tobacco Chuanyu Industrial Corporation and Tianjin Tobacco Monopoly Administration from the tobacco industry and Chongqing Three Gorges Bank from the finance industry.

With regard to post-contractual service, Sysway has established a professional after-sale service team and hotline to provide extended support to its clients.

Hainan Jien

Hainan Jien’s Marketing Department is divided according to business scope among the following five industry sales centers:  finance, government, real estate, hotel and small projects.

JIEN’s marketing program is centered on a general-manager-responsibility system. Originally, JIEN’s Deputy General Manager was responsible for the overall marketing for the company, having jurisdiction over the five industry sales centers. However, over the past two years of operations, the company has experienced rapid market growth.  As a result, the company’s General Manager is now responsible for the government industry while its Deputy General Manager is responsible for the financial industry.  JIEN’s Marketing Director is in charge of the real estate industry while its Deputy Marketing Director heads the company’s hotel sales division. Hainan Jien’s general marketing staff manages sales for all small projects.

The company also adopts a partnership-sale method, whereby the company works with independent contractors who assist it with negotiations with potential customers on projects.  JIEN has a profit sharing relationship with its independent contractors based on the success of negotiations.  The company’s independent contractors are located in all of the company’s sales centers.  There is currently ten contractor marketing staff in JIEN’s three sales centers, with its Haikou Center having six people, its Sanya Center having two people and its Hubei Province Center having two people.  Advertising is primarily accomplished through face-to-face meetings with potential customers, Internet and e-mail communications, government conferences and scheduled meetings with JIEN’s independent contractors.

Finally, Hainan Jien’s Post-Sale Service Department specializes in customer service.  JIEN has established a 7-day, 24-hour service system where customers can communicate with its Post-Sale Service Department through mobile phone, telephone, Tencent QQ and E-mail.  As an added redundancy, the company’s Marketing and General Office Departments also have the capabilities of carrying out customer support functions.

Suppliers

Chongqing Sysway

IBM is the primary manufacturer for Chongqing Sysway’s systems integration and software development platforms, such as network servers, middleware and databases.  Currently, the company coordinates with several different suppliers locally to provide the company with the IBM products necessary to complete its systems integration and software development projects pursuant to its clients’ specifications.

Hainan Jien

JIEN purchases its products based on customer demand, product performance and brand. Suppliers for the company’s project implementations vary due to different systems and the products demanded by its customers.  Based on the size of a given project, some of JIEN’s suppliers for large-size equipment will send their technical staff to the project site to support the company during the installation according to the company’s specifications.  If quality problems occur, JIEN’s suppliers generally assess the seriousness of the problem based on the difficulties communicated by JIEN’s on-site technical staff.  Generally, the company’s suppliers are available for technical guidance to assist its technicians with troubleshooting customers’ systems.  If hardware problems occur with the company’s projects, suppliers normally provide on-the-spot support or spare products. Consistent with the company’s own warranty commitments to its customers, JIEN’s suppliers normally provide free maintenance or replacement for their products within JIEN’s warranty periods (1 to 3 years).

Customers

Chongqing Sysway

Chongqing Sysways’s 10 largest customers during 2009 are as shown in the chart below:

Clients	$000s	% of Total Revenue
Chongqing DiYuMeiChen Hydropower Engineering Company Ltd.	1,441	26.70
Chongqing Adtech Technology Company Ltd.	1,278	23.68
China Tobacco Chuanyu Industrial Corporation	826	15.31
Chongqing Three Gorges Bank	775	14.35
Chongqing HuaZheng Energy Development Company Ltd.	434	8.04
Chongqing Tobacco Industry Corporation	229	4.24
Chongqing Southwest Hospital	101	1.87
China Tobacco TianJin Tobacco Corporation	58	1.07
Chongqing Bureau of Justice	50	0.93
Chongqing Higread Information Technology Company Ltd.	44	0.82
TOTAL	5,236	97.02

Chongqing Sysway’s largest customer, DiYuMeiChen Hydropower Engineering Company Ltd. is a rapidly growing company specializing in hydroelectric power in Chongqing municipality. DiYuMeiChen Hydropower currently occupies approximately 30% of the local market for such projects, and they require continuing development of their IT systems to support their ongoing research and development activities.  DiYuMeiChen Hydropower employs more than 600 people and generated over $70 million in revenue during 2009.  Chongqing Sysway was a central provider of the company’s information system.

Hainan Jien

Hainan Jien’s 10 largest customers during 2009 are as shown in the chart below:

Clients	$000s	% of Total Revenue
Hainan Medical College	1,269	18.99
Hainan South Sea Technology Co., Ltd.	1,154	17.62
Hainan Land and Resources Bureau	733	10.97
Hainan Rural Credit Cooperatives	721	10.78
Hainan Green Wind Real Estate Co., Ltd.	617	9.23
Hainan Vocational and Technical College	544	8.14
Hainan Haiyun Industry Co., Ltd.	493	7.37
Hainan Jingrui Real Estate Co., Ltd.	425	6.35
Jindi Real Estate Co., Ltd., Luoniu Shan Group	330	4.94
Hainan Olympics Real Estate Co., Ltd.	67	1.00
TOTAL	6,352	95.02

Hainan Jien’s customers are from various areas of Hainan Province and parts of Hubei Province.  The company has no business overseas.  JIEN’s largest customers are primarily from government sector, the financial industry and real estate.  Among our three largest customers, JIEN has had a relationship with Hainan Medical College for two years, Hainan South Sea Technology Development Co., Ltd. for four years and Hainan Provincial Land and Resources Bureau for one year.

Research and Development

Chongqing Sysway

Chongqing Sysway’s research and development center is based in Chongqing. The company has in place a professional technology team, which comprises 27 technical engineers, representing about 43% of its total workforce. It is the goal of Sysway’s R&D group to apply leading technology and advanced software development methods, frameworks and project management skills to every project.  Currently, R&D efforts have been focused on the technical study of MES (Manufactory Execution Systems) and technical storage of ERP based on an SAP platform in order to enlarge Sysway’s tobacco industry market share through offering PORTAL and SOA based solutions.

Hainan Jien

Hainan Jien’s research and development staff has developed a proprietary software system: Information Management System (“IMS”).  The IMS system assists the company with the management of the exploration of market opportunities, production, logistics and internal project approval.

JIEN is presently working on the requirements program for the IMS system. Thereafter, the continued steps for development of the technology are as follows: internal project approval; development of technology solutions; software coding; software testing; submission of a report of software property to the State Intellectual Property Office for property registration.  The company plans to complete the IMS system and finish all of the registration processes before November 30, 2010.

Intellectual Property

Chongqing Sysway

The following software has been certificated by Chongqing Information Industry Bureau:

Software	Application Date
Enterprise Information Portal System	29 November 2007
Sales Management System	29 November 2007
Human Resource Management System	29 November 2007
Content Management Platform System	29 November 2007
Collectivize Tobacco Materials Litigation Supplying Chain Management System	29 November 2007
Enterprise Resource Plan (iERP) v 3.1	14 October 2002
CAPP V 3.5	24 February 2003

Hainan Jien

JIEN currently has intellectual property rights to an automatic spit plate machine.  In 2010, JIEN plans to apply for one additional patent through the State Intellectual Property Office for its IMS energy-saving construction management software system.

Employees

At December 31, 2010, we employed approximately 137 full time employees. Our holding company employed 2 full time employees and 2 part-time employees.  Our operating subsidiaries, Chongqing Sysway and Hainan Jien, employed 62 and 73 full time employees, respectively.

Covenant Employee Breakdown
Department	Holding Company	Chongqing Sysway	Hainan Jien	TOTAL
Management	2	9	6	17
All administration	0	6	3	9
Sales/Post-Sale Service	0	6	11	17
Design/Implementation	0	41	53	94
Total	2	62	73	137

Government and Environmental Regulation

Chongqing Sysway

According to the "Notice from Ministry of Finance and State Administration of Taxation on Preferential Policies on Income Tax" (Cai Shui (2008) No. 1) and "Temporary Stipulation on Speeding Up Development of Software and information Service Outsourcing Industries in the City" (Yu Fu Fa (2007) No. 70), if a company is confirmed by the Chongqing Science and Technology Commission and Chongqing Bureau of Information Industry as a high and new technology or software company, it can enjoy preferential policies on reducing, exempting and returning company income taxes, business taxes, tariffs, import VAT, and other items.  Source:  http://www.cnnz.gov.cn/en/2009-11/27/content_434718.htm.  Though Chongqing Sysway was not entitled to such benefits as of December 31, 2009, it has recently applied for its national high tech enterprise certification, which, if granted, would entitle it to such tax reduction benefits.

Hainan Jien

Previously, the Hainan government has given Hainan Jien preferential tax treatment due to its industry.   However, a unified taxation policy has since been implemented throughout the nation, eliminating any tax reduction benefits for the company. Despite this, with the national designation of Hainan Province as an International Tourism Island, JIEN expects preferential policies and incentives to be introduced to the region.

Competition

There are currently two US listed companies in China’s financial IT service sector recognized as leaders due to their size and financial strength, thereby posing competition to our operating subsidiaries.  Those companies are:

•
Longtop, a NYSE listed company (LFT), which operates in similar business fields covering hardware, software and service support primarily for the financial services industry.  Longtop’s total revenues for the 6 months ended September 2009 were $71.3 million, an increase of 50.1% over the corresponding period of 2008. Software development revenues represented 86% of the total revenues. Longtop estimates revenue to increase to $158.0 million for the fiscal year ended March 31, 2010, up from $106.3 million for the fiscal year March 31, 2009, with software development responsible for $137.0 million of the revenues.

•
Yucheng Technologies, a NASDAQ listed company (YTEC), is a leading IT service provider to the Chinese banking industry. Yucheng’s exclusive focus on the banking sector allows it to provide high value software in the form of customized solutions.  In its report for the third quarter 2009, Yucheng Technologies stated that 2009 revenues, primarily driven by software solutions, increased by 60% and confirmed that it will have revenue for the year in the range of $69-$72 million.

History

We were incorporated in the State of Nevada on November 8, 2006 under the name Everest Resources Corp. (“Everest”) as an exploration stage corporation that intended to engage in the exploration of gold.  On December 24, 2009 we changed our name to Covenant Group of China Inc. and acquired all of the outstanding capital stock of Covenant Group Holdings Inc. (“Covenant Holdings”), a privately held company incorporated under the laws of the State of Delaware and engaged in the business of acquiring equity interests in private Chinese operating companies and providing these companies with strategic support.  The acquisition of Covenant Holdings was accomplished pursuant to the terms of a share exchange in which each of the Covenant Holdings shareholders exchanged their respective shares of Covenant Holdings, on a one-for-one basis, for 9,380,909 shares of the Company's common stock.  As a result of the share exchange, Covenant Holdings became a wholly-owned subsidiary of Covenant.

On June 24, 2009, Covenant Holdings entered into a stock acquisition and reorganization agreement with Chongqing Sysway and its stockholders. Pursuant to the terms of this agreement, Covenant Holdings acquired 100% of the outstanding capital stock of Chongqing Sysway in exchange for 1,400,000 shares of Covenant Holdings' common stock. Chongqing Sysway was incorporated in Chongqing City, Sichuan Province, PRC, in 1999.  Also on June 24, 2009, Covenant Holdings entered into a stock acquisition and reorganization agreement with Hainan Jien and its stockholders. Pursuant to the terms of this agreement, Covenant Holdings acquired 100% of the outstanding capital stock of Hainan Jien in exchange for 1,350,000 shares of Covenant Holdings’ common stock. Hainan Jien was incorporated in Hainan Province, PRC in 1999.

Prior to our acquisition of Covenant Holdings, we were in the development stage and had minimal business operations.  We had no interest in any property, but had the right to conduct mineral exploration activities on 471 acres in southern British Columbia, Canada.  In connection with the acquisition of Covenant Holdings, Gary Sidhu, the Company’s former majority shareholder, terminated the Company’s mineral exploration rights, and he agreed to surrender 5,000,000 shares of the Company’s common stock in exchange for $100,000 and a promissory note from the Company in the principal amount of $190,000, $90,000 of which the Company has prepaid.  Mr. Sidhu has surrendered 4,500,000 shares of our common stock and agreed to surrender his remaining 500,000 shares upon full payment of the promissory note by the Company.  On March 25, 2010, Mr. Sidhu and the Company entered into an agreement pursuant to which Mr. Sidhu agreed to cancel the promissory note and surrender his remaining 500,000 shares in exchange for the Company issuing to him 300,000 shares of common stock of the Company.

In December 2009, Chongqing Sysway paid a dividend to its original shareholders in the amount of 2,200,000 RMB ($322,061).  This dividend amount was in excess of Chonqing Sysway’s distributable reserves by approximately $230,000 and beyond that which the original shareholders of Sysway were entitled to under the stock acquisition agreements the Company entered into with the original shareholders of Hainan Jien and Sysway, respectively, in June 2009, whereby the Company acquired 100% of the capital stock of each subsidiary.  According to PRC law, shareholders are required to repay dividends paid in excess of certain profit reserves required to be withheld in retained earnings.  The stock acquisition agreements specify that each subsidiary has the right to declare and pay a 30% dividend against 2008 profits and a 30% dividend against 2009 profits to the original shareholders and management of the subdiaries.  For Chongqing Sysway, this contractual right entitles its original shareholders and management to an accrued dividend of 2,077,795 RMB ($304,189).  However, the stock acquisition agreements also specify that each subsidiary is to remain in compliance with both PRC and US law.

Following negotiations with the Company, the original Chongqing Sysway shareholders have agreed to repay the full 2,200,000 RMB dividend to Sysway by April 15, 2010.  On March 23, 2010, the original Sysway shareholders delivered a promissory note to Sysway in the amount of 2,200,000 RMB, and the shareholders’ obligation to repay this amount was acknowledged by Sysway’s board in a meeting on March 25, 2010.

Item 1A.  Risk Factors.

You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing the Company and some risks and uncertainties are inherent in our business. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The following sets forth factors related to our business, operations, financial position or future financial performance or cash flows which could cause an investment in our securities to decline and result in a loss. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Risks Related to Our Business.

Our operating subsidiaries may not be able to adapt to rapid changes in the dynamic Chinese IT industry, thereby losing market share and revenue opportunities. The Chinese IT industry is extremely dynamic, characterized by rapid changes in technology and the frequent introduction of new and more advanced equipment and software applications.  Our subsidiaries and the growth companies that we may acquire will be subject to the general risks, uncertainties and problems frequently encountered by similar companies operating in the Chinese IT industry. These include, among others, the following:

•	the failure to anticipate and adapt to developing market trends;
•	the failure to identify, develop and market services and products that respond to changing client needs and changing technological standards;
•	the inability to maintain, upgrade and improve our current services and products;
•	the inability to attract and retain skilled personnel, relevant to our companies' service and product offerings; and
•	the failure to manage our currently rapidly expanding operations.

If our subsidiaries are unable to meet these challenges and any others that they may encounter, it is possible that they will lose market share and revenue opportunities and that our growth will be slowed.

We depend on the financial services industry, and changes within that industry could reduce demand for products and services.  Unfavorable economic conditions adversely impacting the financial services industry could have a material adverse effect on our business, financial condition and results of operations.  For example, depository financial institutions have experienced, and may continue to experience, cyclical fluctuations in profitability as well as increasing challenges to improve their operating efficiencies.  Due to the entrance of foreign global players, non-traditional competitors and the global financial crises, the profit margins of depository financial institutions have narrowed.  As a result, some financial institutions have slowed, and may continue to slow, their capital spending, including spending on web-based products and solutions, which can negatively impact sales to new and existing clients.  Decreases in, or reallocation of, capital expenditures by our current and potential clients, unfavorable economic conditions and new or persisting competitive pressures affecting the financial services industry could adversely affect our business, financial condition and results of operations.

Our customer base includes commercial banks and financial institutions in the PRC. Any economic downturn or regional financial upheavals disrupting growth and developments in the PRC banking and the financial services sector would presumably result in the reduction of IT expenditures or the postponement of major IT upgrading projects. If that should occur, there would be a detrimental impact on our growth opportunities if banks and financial institutions in the PRC are less prepared to incur expenditures to purchase or upgrade IT infrastructure and security surveillance systems. Our financial performance and overall investor value may therefore be adversely affected.

There exists substantial and increasing competition with which our businesses must compete in service offerings and pricing, and if our subsidiaries are not successful in addressing those issues, they may lose market share and revenue potential. In general, the level of competition in the PRC market for IT services and solutions to the financial services sector is intense. We face competition from both local and international companies. Some of our competitors have longer operating histories, larger clientele, more varied service and product offerings and more extensive personnel and financial resources which place them in a better position than our subsidiaries to develop and expand their range of services and market share. It is also expected that there will be competition from new entrants into the industry. Current or future competitors may develop or offer services that are comparable or superior to ours at a lower price. In addition, only some of the products and services of our companies are protected by intellectual property rights, therefore competitors would not be prevented from copying our business techniques. If we fail to successfully compete against our current and future competitors, our business, financial condition and operating results will be adversely affected.

In some service areas of the IT business, prices are decreasing and is adversely affecting margins in those areas; if our subsidiaries do not meet the resulting pricing structure or shift away from those areas of business to more profitable services, they may lose business opportunities and may experience losses. There has been increasing competition in some areas of IT consulting services, resulting in more competitive pricing and falling margins. Customers may elect to engage competitors who offer better pricing rather than use our subsidiaries. If our subsidiaries do not successfully manage their businesses and compete in these areas for engagements, they will suffer financial losses. Our subsidiaries may also address the competitive situation by shifting to other service areas where margins are better or they may provide extra services or enhancements that result in different pricing. If they are not successful in implementing new or differentiating services, they may suffer losses in particular segments of their businesses.

The failure to retain existing customers or changes in their continued use of our services will adversely affect operating results. Our subsidiaries, in part, compete using service and product fee structures designed to establish solid, long term client relationships and recurring revenues through ongoing usage by customers. Some of their revenues are dependent on recurring revenues and the continued acceptance of their services by customers in areas such as account presentation, payments and other financial services. The failure to retain the existing customers or a change in spending patterns and budgetary aspects of competing products would adversely affect our companies’ business model. Also, competitors may compete directly with our businesses by adopting a similar business model or through the acquisition of companies, such as resellers, who provide complementary products or services.

As a holding company, our business plan calls for cross selling, development of new offerings and expanded marketing by our subsidiaries; if they are unable to achieve these goals, our subsidiaries will not grow as expected and the future value of our stock to investors may be less than expected. The expansion of our subsidiaries' businesses is dependent, in part, on developing, marketing, selling and supporting new financial products and services to the financial industry and cross selling to expand their customer base. If any new products developed prove defective or if the companies fail to properly market these products to the financial industry or sell these products to their customers, the businesses of our subsidiaries may not expand and grow. In such a circumstance, the value of these companies may remain stagnant or decline, which would adversely affect our financial condition and results of operations.

IT infrastructure components are obtained from selected suppliers; if the ability to obtain needed items is disrupted, our subsidiaries' businesses would be adversely affected. Many of the IT consulting services and system infrastructure installations conducted by our subsidiaries depend on the availability of the necessary hardware equipment and software applications from third parties. Our subsidiaries have established relations with selected suppliers. There is no assurance that these vendors/distributors will continue to offer needed items or not terminate their relationship with our subsidiaries. Although there are alternative suppliers for most of the needs, if our subsidiaries are unable to obtain the necessary IT infrastructure components from these or comparable vendors/distributors on a timely basis, our business, financial condition and results of operation would be adversely affected.

If the senior management team and critical staff are not retained, our subsidiaries would suffer a loss of reputation and an inability to manage their commitments and expand their operations as planned. In a service-oriented business, personal relationships, goodwill and networks are critical in obtaining and maintaining customer engagements. The ability to successfully complete engagements depends on a trained, knowledgeable and stable staff. The success of our subsidiaries depends on the continued efforts of the senior management teams in building good relationships with existing and potential customers and in the implementation of their growth and business strategy and their company’s ability to retain and replace its staff. Each senior management team has substantial experience in the services offered by the company and has been instrumental in their past growth and expansion. The loss of any member of the senior management team and critical staff could, without adequate replacement, result in an adverse impact on their businesses, financial conditions and results of operations.

If our subsidiaries are unable to protect their proprietary technology and other rights, they may be unable to effectively compete. Our subsidiaries rely on a combination of patent, copyright, trademark and anti-competition laws, as well as licensing agreements, third-party nondisclosure agreements, internal confidentiality policies and other contractual provisions and technical measures to protect their intellectual property rights. There can be no assurance that these protections will be adequate to prevent competitors from copying or reverse-engineering our subsidiaries’ products, or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. To protect our subsidiaries’ trade secrets and other proprietary information, employees, consultants, advisors and collaborators are required to enter into non-disclosure confidentiality agreements. There can be no assurance that these agreements will provide meaningful protection for the trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Although our subsidiaries hold registered rights covering certain aspects of their technology, there can be no assurance of the level of protection that these registrations will provide. Our subsidiaries may have to resort to litigation to enforce the intellectual property rights, to protect the trade secrets or know-how, or to determine their scope, validity or enforceability. Enforcing or defending intellectual property rights is expensive, could cause diversion of our resources and may not prove successful.

If our subsidiaries' proprietary rights infringe on those of other persons, they could be required to redesign those products, pay royalties or enter into license agreements with third parties or cease offering the infringing products or services, any of which could have an adverse impact on the business and revenues and profits of our subsidiaries and us. There can be no assurance that a third party will not assert that the intellectual property rights and services of our subsidiaries violates such third party’s intellectual property rights. To some extent, the law of the PRC is not extensively developed in the area of enforcement. As the number of products offered by our subsidiaries and competitors increases and the functionality of these products further overlap, the provision of web-based financial services technology may become increasingly subject to infringement claims. Any claims, whether with or without merit, could:

•	be expensive and time consuming to defend or prosecute;
•	cause our companies to cease making, licensing or using products that incorporate the challenged intellectual property;
•	require our companies to redesign our products, if feasible;
•	divert management's attention and resources; and
•	require our companies to pay royalties or enter into licensing agreements in order to obtain the right to use necessary technologies.

System failures could hurt our business reputation, and our subsidiaries could be liable for some types of failures, the extent or amount of which cannot be predicted. The operations of our subsidiaries depend on their ability to protect their systems from interruption caused by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry or other events beyond our control. Our subsidiaries, in the future, plan to maintain their own offsite disaster recovery facility if it is necessary to their business strategies. In the event of major disasters, both primary and backup locations could be adversely impacted. Our subsidiaries do not currently have sufficient backup facilities to provide full Internet services if their primary facility is not functioning. They could also experience system interruptions due to the failure of their systems to function as intended or the failure of the systems relied upon to deliver services such as the Internet, certain services specific to the financial industry, processors that integrate with other systems and networks, and systems of third parties. Loss of all or part of the systems for a period of time could have a material adverse effect on our subsidiaries’ businesses and reputation. Our subsidiaries may be liable to their clients for breach of contract for interruptions in service. Due to the numerous variables surrounding system disruptions, the extent or amount of any potential liability cannot be predicted.

Security breaches could have a material adverse effect on our business and the business reputations of our subsidiaries. Computer systems may be vulnerable to computer viruses, hackers, and other disruptive problems caused by unauthorized access to, or improper use of, systems by third parties or employees. Although our subsidiaries intend to continue to implement state-of-the-art security measures, computer attacks or disruptions may jeopardize the security of information stored in and transmitted through computer systems of the clients and their end-users. Actual or perceived concerns that company systems may be vulnerable to such attacks or disruptions may deter financial services providers and consumers from using the company's services.

Data networks are also vulnerable to attacks, unauthorized access and disruptions. For example, in a number of public networks, hackers have bypassed firewalls and misappropriated confidential information. It is possible that, despite existing safeguards, an employee could divert end-user funds while these funds are in company control, exposing the subsidiaries to a risk of loss or litigation and possible liability. In dealing with numerous end-users, it is possible that some level of fraud or error will occur, which may result in erroneous external payments. Losses or liabilities that are incurred as a result of any of the foregoing could have a material adverse effect on the business of our subsidiaries.

The potential obsolescence of our subsidiaries' technology or the offering of new, more efficient means of conducting business could negatively impact our business. The industry for account presentation and payments services is relatively new and subject to rapid change. Success will depend substantially upon an ability to enhance existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet the changing financial industry requirements and incorporate technological advancements. If our individual subsidiaries are unable to develop new products and enhanced functionalities or technologies to adapt to these changes, or if they cannot offset a decline in revenues of existing products by sales of new products, their business would suffer.

Our subsidiaries' businesses use internally developed software and systems as well as third-party products, any of which may contain errors and bugs, the effect of which could cause our subsidiaries to spend additional money and time to correct, cause a breach of services agreements and/or pay damages. Our subsidiaries' products may contain undetected errors, defects or bugs that may or may not be correctable. The products involve integration with products and systems developed by third parties. Complex software programs of third parties may contain undetected errors or bugs when they are first introduced or as new versions are released. There can be no assurance that errors will not be found in existing or future products or third-party products upon which our subsidiaries' products are dependent, which could result in delays, loss of market acceptance of their products, diversion of resources, injury to their reputation, and increased expenses and potentially the payment of damages.

Our subsidiaries could be sued for contract or product liability claims, and those lawsuits may disrupt our business, divert management's attention or have an adverse effect on our financial results. The financial industry uses our products and services to provide web-based account presentation, customer service and other financial services to their end-users. Failures in a client's system could result in an increase in service and warranty costs or a claim for substantial damages. There can be no assurance that the limitations of liability set forth in company contracts would be enforceable or would otherwise protect us from liability for damages. The successful assertion of one or more large claims could result in substantial cost to the company and divert management's attention from operations. Any contract liability claim or litigation against the company could, therefore, have a material adverse effect on the business, financial condition and results of operations. In addition, because many of our subsidiaries projects are business-critical projects for financial services providers, a failure or inability to meet a client's expectations could seriously damage the company's reputation and affect its ability to attract new business.

Part of the business plan in the future is to seek additional services and clients and business opportunities through the acquisition of related service and product providers; in such acquisitions, we will have to manage the integration of the acquired business operations, systems and personnel, which may be disruptive to ongoing business, not successful, or more costly than estimated. Part of our business plan for our individual subsidiaries is to acquire additional businesses. To achieve the anticipated benefits of these acquisitions, our subsidiaries will need to successfully integrate the acquired employees, products and services, data and business methods of operations.  In addition, our subsidiaries may also have to consolidate certain functions and integrate procedures, personnel, product lines and operations in an efficient and effective manner. The integration process may be disruptive to, and may cause an interruption of, business as a result of a number of potential obstacles, such as:

•	the loss of key employees or customers;
•	the need to coordinate diverse organizations;
•	difficulties in integrating administrative and other functions;
•	the loss of key members of management following the acquisition; and
•	the diversion of management's attention from our day-to-day operations.

We have not entered into definitive negotiations with any other target Chinese operating companies at this time, and therefore we cannot provide further specific information to you. In this regard, we are not dissimilar from a blank check company whereby the success of the Company will be predicated upon finding suitable acquisition target companies, successfully purchasing them at a fair and economical price, and integrating them into the business culture of the Company.

If our subsidiaries are not successful in integrating these businesses or if the integrations take longer than expected, there could be significant costs and our businesses could be adversely affected.

We will incur costs as a result of being a public company, and the requirements of being a public company may divert management’s attention from our business and adversely affect our financial results. As a public company, we will be subject to a number of requirements, including the reporting requirements of the Exchange Act, Sarbanes-Oxley and eventually the listing standards of the NASDAQ Capital Market. These requirements will cause us to incur costs and might place a strain on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we might not be able to retain our independent directors or attract new independent directors for our committees.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock. We are required to establish and maintain internal control over financial reporting, disclosure controls, and to comply with other requirements of Sarbanes-Oxley and the rules promulgated by the SEC thereunder.  Our management, including our President, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs.  Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate.  Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

All of Covenant Holdings' liabilities survived its acquisition by the Company and there may be undisclosed liabilities that could have a negative impact on our financial condition. Before the share exchange, certain due diligence activities on the Company and Covenant Holdings were performed.  The due diligence process may not have revealed all liabilities (actual or contingent) of the Company and Covenant Holdings that existed or which may arise in the future relating to the Company's activities before the consummation of the acquisition.  Notwithstanding that Mr. Sidhu agreed to release and indemnify the Company of all liability related to the Company’s ownership interest in the mineral exploration rights in Canada, it is possible that claims for such liabilities may still be made against us, which we will be required to defend or otherwise resolve.  The provisions and terms of the termination agreement may not be sufficient to protect us from claims and liabilities and any breaches of related representations and warranties.  Any liabilities remaining from the Company's pre-closing activities could harm our financial condition and results of operations.

New accounting standards could result in changes to our methods of quantifying and recording accounting transactions, and could affect our financial results and financial position. Changes to United States generally accepted accounting principles, or GAAP, arise from new and revised standards, interpretations, and other guidance issued by the Financial Accounting Standards Board, or FASB, the SEC, and others.  The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others.  Such changes could result in unanticipated effects on our results of operations, financial position, and other financial measures.

Risks Related to Doing Business in China.

We may have difficulty establishing adequate management, legal and financial controls in China. Historically, China has not adopted a Western style of management and financial reporting concepts and practices, as well as modern banking, computer and other control systems.  We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China.  As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

In December 2009, the board of directors of Chongqing Sysway, one of our wholly owned Chinese subsidiaries, declared and paid a $322,061 dividend to the original shareholders and management of the company without the authorization of Covenant’s board of directors.  In a December 2009 meeting of the Chongqing Sysway board, the board resolved to declare a dividend payment to the original shareholders and management of the company based on 2007 earnings on the assumption that it was permissible.  Upon our receipt of a report from our independent accountants, we determined that this payment was outside the parameters of our acquisition agreement with Chongqing Sysway and had to be reversed.  Moreover, in the event the management and original shareholders of Chongqing Sysway fail to repay the dividend, Chongqing Sysway will have a continuing obligation under PRC law to repay that portion of the dividend attributable to prior years losses carried forward in retained earnings (1,528,642 RMB ($223,793) at December 31, 2009), plus applicable surplus reserves.  Consequently, the original shareholders and management of Chongqing Sysway have executed a promissory note to repay the full $322,061 dividend to Chongqing Sysway by April 15, 2010 as recourse for the unauthorized payment.  However, the Company provides no assurances that it can enforce a judgment in its or Chongqing Sysway’s favor in the event the original shareholders and management of Chongqing Sysway default under the promissory note and fail to repay the funds by April 15, 2010.  See "Our Business—History."

Recent Chinese regulations relating to the establishment of offshore special purpose companies by Chinese residents and registration requirements for employee stock ownership plans or share option plans may subject our Chinese resident shareholders to personal liability and limit our ability to acquire companies in China or to inject capital into our subsidiaries in China, limit our Chinese subsidiaries' ability to distribute profits to us, or otherwise materially and adversely affect us.  The Chinese State Administration of Foreign Exchange ("SAFE") issued a public notice in October 2005, requiring Chinese residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China established for the purpose of acquiring any assets of or equity interest in companies in China and raising funds from overseas (referred to as an “offshore special purpose company”).  In addition, any Chinese resident that is a shareholder of an offshore special purpose company is required to amend his or her SAFE registration with the local SAFE branch in the event of any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China with respect to that offshore special purpose company.  To further clarify the implementation of Circular 75, the SAFE issued Circular 124 and Circular 106 on November 24, 2005 and May 29, 2007, respectively. Under Circular 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are Chinese residents in a timely manner. If these shareholders fail to comply, the Chinese subsidiaries are required to report to the local SAFE authorities.  If the Chinese subsidiaries of the offshore parent company do not report to the local SAFE authorities, they may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company, and the offshore parent company may be restricted in its ability to contribute additional capital into its Chinese subsidiaries.  Moreover, failure to comply with the above SAFE registration requirements could result in liabilities under China law for evasion of foreign exchange restrictions. The failure or inability of these Chinese resident beneficial owners to comply with the applicable SAFE registration requirements may subject these beneficial owners or us to the fines, legal sanctions and restrictions described above.

On March 28, 2007, SAFE released detailed registration procedures for employee stock ownership plans or share option plans to be established by overseas listed companies and for individual plan participants. Any failure to comply with the relevant registration procedures may affect the effectiveness of our employee stock ownership plans or share option plans and subject the plan participants, the companies offering the plans or the relevant intermediaries, as the case may be, to penalties under PRC foreign exchange regime. These penalties may subject us to fines and legal sanctions, prevent us from being able to make distributions or pay dividends, as a result of which our business operations and our ability to distribute profits to our shareholders could be materially and adversely affected.

In addition, the National Development and Reform Commission ("NDRC") promulgated a rule in October 2004, or the NDRC Rule, which requires NDRC approvals for overseas investment projects made by PRC entities. The NDRC Rule also provides that approval procedures for overseas investment projects of PRC individuals must be implemented with reference to this rule. However, there exist extensive uncertainties in terms of interpretation of the NDRC Rule with respect to its application to a PRC individual’s overseas investment, and in practice, we are not aware of any precedents that a PRC individual’s overseas investment has been approved by the NDRC or challenged by the NDRC based on the absence of NDRC approval. Our current beneficial owners who are PRC individuals did not apply for NDRC approval for investment in us. We cannot predict how and to what extent this will affect our business operations or future strategy. For example, the failure of our shareholders who are PRC individuals to comply with the NDRC Rule may subject these persons or our PRC subsidiary to certain liabilities under PRC laws, which could adversely affect our business.

Chinese regulation of loans and direct investment by offshore holding companies to Chinese entities may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.  We may make loans to our subsidiaries, or we may make additional capital contributions to our subsidiaries.  Any loans to our subsidiaries are subject to Chinese regulations.  For example, loans by us to our subsidiaries in China, which are foreign-invested enterprises, to finance their activities cannot exceed statutory limits and must be registered with the SAFE.

We may also decide to finance our subsidiaries by means of capital contributions. These capital contributions must be approved by the Ministry of Commerce or its local counterpart. We cannot assure you that we will be able to obtain these government approvals on a timely basis, or if at all, with respect to future capital contributions by us to our subsidiaries. If we fail to receive such approvals, our ability to capitalize our Chinese operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

A return to profit repatriation controls may limit the ability to expand business and reduce the attractiveness of investing in Chinese business opportunities. PRC law allows enterprises owned by foreign investors to remit their profits, dividends and bonuses earned in the PRC to other countries, and the remittance does not require prior approval by SAFE. SAFE regulations required extensive documentation and reporting, some of which was burdensome and slowed payments. If there is a return to payment restrictions and reporting, the ability of a Chinese company to attract investors will be reduced. Also, current investors may not be able to obtain the profits of the business in which they own for other reasons. Relevant PRC law and regulation permit payment of dividends only from retained earnings, if any, determined in accordance with PRC accounting standards and regulations. It is possible that the PRC tax authorities may require changes in the income of the company that may limit its ability to pay dividends and other distributions to shareholders. PRC law requires companies to set aside a portion of net income to fund certain reserves, which amounts are not distributable as dividends. These rules and possible changes could restrict our companies from repatriating funds to us, and ultimately, our shareholders as dividends.

The economy of China has been experiencing unprecedented growth and this has resulted in some inflation.  If the Chinese government tries to control inflation by traditional means of monetary policy or returns to planned economic techniques, our business will suffer a reduction in sales growth and expansion opportunities.  The rapid growth of the Chinese economy has resulted in higher levels of inflation. If the government tries to control inflation, it may have an adverse effect on the business climate and growth of private enterprise in the PRC. An economic slow down will have an adverse effect on our sales and may increase costs. On the other hand, if inflation is allowed to proceed unchecked, our companies' costs would likely increase, and there can be no assurance that they would be able to increase their prices to an extent that would offset the increase in their expenses.

We are subject to international economic and political risks over which we have little or no control and may be unable to alter our business practice in time to avoid the possibility of reduced revenues. Our business is conducted in China.  Doing business outside the United States, particularly in China, subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation.  We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practice in time to avoid the possibility of reduced revenues.

China's economic policies could affect our business. Substantially all of our assets are located in China and all of our revenue is derived from our operations in China.  Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China.

While China's economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy.  The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources.  Some of these measures benefit the overall economy of China, but they may also have a negative effect on us.  For example, operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations.  The economy of China has been changing from a planned economy to a more market-oriented economy.  In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government.  In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies.  It also exercises significant control over China's economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

China could change its policies toward private enterprise or even nationalize or expropriate private enterprises. Our business is subject to significant political and economic uncertainties and may be affected by political, economic and social developments in China.  Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization.  The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, or devaluations of currency could cause a decline in the price of our common stock. Nationalization or expropriation could even result in the total loss of an investment in our stock.

The nature and application of many laws of China create an uncertain environment for business operations and they could have a negative effect on us. The legal system in China is a civil law system.  Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents.  In 1979, China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment.  Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade.  The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could cause a decline in the price of our common stock.  In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

If certain exemptions within the PRC regarding withholding taxes are removed, our subsidiaries may be required to deduct Chinese corporate withholding taxes from any dividends that are paid to us, which will reduce the return on our investment. Under current PRC tax laws, regulations and rulings, Chinese companies are exempt from paying withholding taxes with respect to dividends paid to stockholders outside the PRC.  If the foregoing exemption is eliminated, in the future our Chinese subsidiaries may be required to withhold such taxes on dividends paid to the Company.

The PRC legal system has inherent uncertainties that could limit the legal protections available to you.  Most of the Company assets and all of our operations are in the PRC. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited precedential value. Since 1979, the Chinese legislative bodies have promulgated laws and regulations dealing with such economic matters as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. The laws in the PRC differ from the laws in the United States and may afford less protection to our shareholders. Unlike laws in the United States, the applicable laws of China do not specifically allow shareholders to sue the directors, supervisors, officers or other shareholders on behalf of the company to enforce a claim against these parties that the company has failed to enforce itself. Therefore, any action brought against the company or its officers and directors or its assets may be very difficult to pursue if not impossible. It is unlikely that any suit in the PRC would be able to be based on theories common in the United States or based on United States securities laws.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against any officers, directors, advisory board members and assets based in China.  As our executive officers, advisory board members and directors may be Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a shareholder or group of shareholders in the United States.  Also, because our operating subsidiaries and assets are located in China, it may be extremely difficult or impossible for you to access those assets to enforce judgments rendered against us or our executive officers, advisory board members or directors by U.S. courts.  In addition, the courts in China may not permit the enforcement of judgments arising out of U.S. federal and state corporate, securities or similar laws.  Accordingly, U.S. investors may not be able to enforce judgments against us for violation of U.S. securities laws.

We may face judicial corruption in China. Another obstacle to foreign investment in China is corruption. There is no assurance that we will be able to obtain recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business, if desired, through China's poorly developed and sometimes corrupt judicial systems.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease. At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could reduce the price of our common stock.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively. The Renminbi Yuan (“RMB” or “Renminbi”) is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our Chinese subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of SAFE. However, the relevant Chinese government authorities may limit or eliminate their ability to purchase foreign currencies in the future. Since a significant amount of our future revenues will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by our Chinese subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with Chinese governmental authorities, including SAFE. In particular, if our Chinese subsidiaries borrow foreign currency loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance our Chinese subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the NDRC, the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect the ability of our Chinese subsidiaries to obtain foreign exchange through debt or equity financing.

Fluctuation in the value of the RMB may reduce the value of your investment. The change in value of the RMB against the U.S. dollar, Euro and other currencies is affected by, among other things, changes in China’s political and economic conditions.  On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar.  Under the current policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in a greater fluctuation range between RMB and the U.S. dollar.  There remains significant international pressure on China to adopt a more flexible and more market-oriented currency policy that allows a greater fluctuation in the exchange rate between the RMB and the U.S. dollar. Accordingly, we expect that there will be increasing fluctuations in the RMB exchange rate against the U.S. dollar in the near future.  Any significant revaluation of the RMB may have a material adverse effect on the value of, and any dividends paid on, our common stock in U.S. dollar terms.

We face risks associated with currency exchange rate fluctuations; any adverse fluctuation may adversely affect our operating margins.  Almost all of our revenues are denominated in Renminbi. Conducting business in currencies other than US dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the US dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses. If the exchange rate of the Renminbi is affected by lowering its value as against the US dollar, our reported profitability when stated in US dollars will decrease. Historically, we have not engaged in exchange rate hedging activities and have no current intention of doing so.

Risks Related to Our Securities

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all. Capital requirements are difficult to plan in our rapidly changing industry.  We expect that we will need additional capital to fund our future growth.

Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

•	Investors' perceptions of, and demand for, companies in our industries;
•	Investors' perceptions of, and demand for, companies operating in the PRC
•	Conditions of the U.S. and other capital markets in which we may seek to raise funds;
•	Our future results of operations, financial condition and cash flows;
•	Governmental regulation of foreign investment in companies in particular countries;
•	Economic, political and other conditions in the United States, the PRC, and other countries; and
•	Governmental policies relating to foreign currency borrowings.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. There is no assurance that we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely to be dilutive to our existing shareholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our results of operations or financial condition.

If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our strategy to maintain our growth and competitiveness or to fund our operations.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

The market price of our common stock may be volatile, which could cause the value of your investment to decline or could subject us to securities class action litigation. Many factors could cause the market price of our common stock to rise and fall, including the following:

•	variations in our or our competitors’ actual or anticipated operating results;
•	variations in our or our competitors’ growth rates;
•	recruitment or departure of key personnel;
•	changes in the estimates of our operating performance or changes in recommendations by any securities analyst that follows our stock;
•	substantial sales of our common stock; or
•	changes in accounting principles.

Market volatility, as well as general economic, market or potential conditions, could reduce the market price of our common stock in spite of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation often has been brought against that company. Due to the potential volatility of our stock price, we therefore may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Shares of our common stock lack a significant trading market. Shares of our common stock are not eligible as yet for trading on any national securities exchange.  Our common stock may be quoted in the over-the-counter market on the OTC Bulletin Board or in what are commonly referred to as "pink sheets."  These markets are highly illiquid.  Although we intend to apply for listing of our common stock on an exchange, there can be no assurance if and when the initial listing criteria could be met or if such application would be granted, or that the trading of the common stock will be sustained.  There is no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained.  In addition, there is a greater chance for market volatility for securities that are quoted on the OTC Bulletin Board as opposed to securities that trade on a national exchange.  This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume.  As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the common stock, or to obtain coverage for significant news events concerning us, and the common stock would become substantially less attractive for margin loans, for investment by financial institutions, as consideration in future capital raising transactions or other purposes.

Because the Company became public by means of a share exchange, we may not be able to attract the attention of major brokerage firms. There may be risks associated with our becoming public through a share exchange.  Securities analysts of major brokerage firms may not provide coverage of us because there is no incentive to brokerage firms to recommend the purchase of our common stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

Future sales of shares of our common stock by our shareholders could cause our stock price to decline. We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  If our stockholders sell substantial amounts of our common stock in the public market upon the effectiveness of a registration statement, or upon the expiration of any holding period under Rule 144, such sales could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  Our outstanding shares of common stock will be freely tradable upon the earlier of (i) effectiveness of a registration statement covering such shares; and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 under the Securities Act and the sale of such shares could have a negative impact on the price of our common stock.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders. Our articles of incorporation authorize the issuance of up to 100,000,000 shares of common stock, par value $.00001 per share, and up to 100,000,000 shares of preferred stock, par value $.00001 per share.  There are approximately 88,519,091 authorized and unissued shares of our common stock and 100,000,000 shares of our preferred stock that have not been reserved and are available for future issuance.  Although we have no commitments as of the date of this offering to issue our securities, we may issue a substantial number of additional shares of our common stock, to complete a business combination or to raise capital.  The issuance of additional shares of our common stock:

•	may significantly reduce the equity interest of our existing shareholders; and
•	may adversely affect prevailing market price for our common stock.

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates. We do not expect to pay dividends on shares of our common stock in the foreseeable future. In addition, because we are a holding company, our ability to pay cash dividends on shares of our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries.  Subject to these restrictions, the payment of cash dividends in the future, if any, will be at the discretion of our Board of Directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board of Directors. Consequently, your only opportunity to achieve a return on your investment in the Company will be if the market price of our common stock appreciates.

Risks Related to the Organization and Operations of the Company.

Revenues of the Company.  The Company is a holding company and does not conduct any business operations.  The Company must rely on capital that it raises from the sale of stock and dividends paid by its Chinese subsidiaries to fund the Company’s operating expenses.  Therefore, there can be no assurances that the Company will have the funds available to satisfy its obligations. We currently expect that the earnings and cash flow of our subsidiaries will primarily be retained and used by us in their operations.  Therefore, it is unlikely that the Company will declare or pay cash dividends or make distributions to our shareholders.  See “Risks Related to our Securities—We currently do not intend to pay dividends on our common stock, and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.”

Risks Related to Acquisition of Chinese Companies.

Risks attendant to acquisitions. The Company has acquired equity interests in two Chinese companies.  Other Chinese companies will be sought as investment targets, and there is no limit as to the number of Chinese companies that we may acquire. Because the Company has yet to engage in any definitive negotiations with any such target companies, there is no available information regarding these companies.  Acquisitions involve a number of special risks, including: failure of the acquired business to achieve expected results; diversion of management’s attention; failure to retain key personnel of the acquired business; the need by the acquired business to obtain additional financing which if necessary and available, could increase leverage, dilute equity, or both; the potential negative effect on the financial statements of the Company from the increase in goodwill and other intangibles; and the high cost and expenses of completing acquisitions and risks associated with unanticipated events or liabilities.  These risks could have a material adverse effect on the business, results of operations and financial condition of the Company.  The Company expects to face competition for acquisition candidates, which may limit the number of opportunities to acquire companies and may lead to higher acquisition prices.  The Company cannot assure investors that it will be able to identify, acquire, or manage profitably additional businesses or to integrate successfully any acquired businesses into its existing business without substantial costs, delays or other operational or financial difficulties.  In addition, the Company may inadvertently assume unknown liabilities in acquisitions that it has completed or plans to complete. The Company’s assumption of unknown liabilities in acquisitions may harm the financial condition and operating results of the Company. Acquisitions may be structured in such a manner that would result in the assumption of unknown liabilities not disclosed by the seller or not discovered during pre-acquisition due diligence. These obligations and liabilities could harm the financial condition and operating results of the Company.

Market risks. An investor in a private equity transaction (such as the Company's acquisition of the Chinese technology companies) generally determines the terms of the investment based upon financial projections for the target company.  Projected operating results for such companies will normally be based primarily on judgments of the management of those companies.  In all cases, projections are only estimates of future results based upon assumptions made at the time the projections are developed.  There can be no assurance that the projected results will be obtained, and actual results may vary significantly from the projections.  General economic conditions or other factors that are not predictable can have a material adverse impact on the reliability of projections.  For any given investment, total loss of invested capital is possible.

Under the agreements pursuant to which we acquired Hainan Jien and Chongqing Sysway, our continued ownership of such companies will depend upon our ability to raise additional funds to contribute to them.  We have agreed to contribute $2.5 million to each of Hainan Jien and Chongqing Sysway.  They have agreed to extend the deadline for such contributions until June 30, 2010.  In the event that we are unable to raise the funds necessary to make the contributions by that date, the original Chinese equity owners of these subsidiaries would have a claim for breach of the agreements.  One remedy for such breach might be rescission of such agreements and the transfer of the ownership of such companies back to the original Chinese owners, though the Company could negotiate a further extension of its original understanding with these companies provided Hainan Jien and Chongqing Sysway agree to such extension.  In the event the original shareholders of both of those companies are permitted to invoke such remedy, the Company would have no operating business and minimal assets.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

Our properties are located primarily in Chongqing Municipality, PRC and Haikou City in Hainan Province, PRC as described below.

Chongqing Sysway

Chongqing Sysway’s headquarters and manufacturing facilities are located in Chongqing, PRC, one of the four Chinese municipalities.   We currently lease our facility from Chongqing Hi-Tech Group Co. Ltd.  The total area of our facility space is 1,148 square meters and our monthly rent is 15 RMB per month per square meter ($2,521 per month), payable in quarterly installments.  The current lease term is from March 1, 2010 to February 29, 2012.

Hainan Jien

JIEN’s headquarters and manufacturing facilities are located in the Northern part of Hainan Province, Haikou City.  The Municipal Administration of State-Owned Land has granted us the right to use the land in Haikou City until January 2012.  The total area of our facility is approximately 1,100 square meters and our monthly rent is 24 RMB per square meter ($3,865 per month), payable in monthly installments.

Item 3.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

Market Information

Through February 10, 2010, our common stock was quoted on the OTCBB under the symbol “EVRS.”  Our common stock is currently quoted on the OTCBB under the symbol CVGC.OB.  The following table sets forth, for the periods indicated, the quarterly high and low selling prices for our common stock as reported by the OTCBB.   These quotations represent inter-dealer prices and may not represent actual transactions.

For the Year Ended December 31,
	2009		2008
	High	Low	High	Low
First Quarter	n/a	n/a	n/a	n/a
Second Quarter	n/a	n/a	n/a	n/a
Third Quarter	n/a	n/a	n/a	n/a
Fourth Quarter	n/a	n/a	n/a	n/a

During the prior two most recent fiscal years, we had minimal business operations, and there was consequently an absence of an established trading market for our stock.  On March 22, 2010, the closing price of our common stock as reported on Nasdaq was $2.45.

Holders

As of March 22, 2010, there were 11,480,909 shares of our common stock outstanding held by approximately 85 shareholders of record.  The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividend Policy

We have not paid any cash dividends on our common stock and we have no intention of paying cash dividends in the foreseeable future. Whether we will declare and pay dividends in the future will be determined by our board of directors at their discretion, subject to certain limitations imposed under Nevada corporate law. In addition, our ability to pay dividends may be affected by the foreign exchange controls in the PRC. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On December 24, 2009, the Company entered into a share cancellation and loan agreement with Gary Sidhu, whereby Mr. Sidhu received a promissory note from the Company in the principal amount of $190,000, $90,000 of which the Company has prepaid.  On March 25, 2010, Mr. Sidhu and the Company entered into an agreement pursuant to which Mr. Sidhu agreed to cancel the promissory note and surrender his remaining 500,000 shares of the Company’s common stock in exchange for the Company issuing to him 300,000 shares of common stock of the Company. The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to the exemption provided under Section 4(2) of the Securities Act.

On December 24, 2009, pursuant to the terms of a share exchange agreement dated December 24, 2009, by and among the Company, Covenant Holdings and the Covenant Holdings shareholders, all of the outstanding shares of Covenant Holdings were exchanged for an aggregate of 9,380,909 shares of common stock of the Company.  The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to the exemption provided under Section 4(2) of the Securities Act.

On December 3, 2009, Covenant Holdings raised $400,000 in exchange for the issuance of 200,000 shares of Covenant Holdings common stock to an offshore investor pursuant to a private placement offering. The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to the exemption provided under Regulation S promulgated under the Securities Act.

In September 2009, Covenant Holdings entered into three bridge loan agreements with an offshore investor in the aggregate amount of $399,870 for financing certain startup expenditures.  On November 10, 2009, Covenant Holdings and the offshore investor entered into a loan termination and subscription agreement whereby the bridge loans were retired in exchange for 200,909 shares of Covenant Holdings’ common stock. The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to the exemption provided under Regulation S promulgated under the Securities Act.

Item 6.  Selected Financial Data.

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Declaration

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other Securities and Exchange Commission filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Annual Report we will refer to Covenant Group of China Inc. as "Covenant Group," the "Company," "we," "us," and "our."

Overview

We are a holding company engaged in the business of acquiring equity interests in private companies based and operating in the PRC and providing these companies with support, including administrative, legal, accounting and marketing assistance, and an infusion of capital with the long term goal of preparing them to become public companies in their own right.  We believe that equity investments in China present one of the most attractive global investment opportunities available in the coming four to seven years.  We plan to focus on growth company acquisitions located in China.  The local Chinese equity markets are highly concentrated, serving only a small fraction of the local corporate market.  This fact, taken together with the current international economic uncertainty, presents a unique opportunity to acquire small, growing and profitable Chinese companies at historically realistic valuations.

We were incorporated in the State of Nevada on November 8, 2006 under the name Everest Resources Corp. as an exploration stage corporation that intended to engage in the exploration of gold.  On December 24, 2009 we changed our name to Covenant Group of China Inc. and acquired all of the equity interests in Covenant Holdings, a privately held company incorporated under the laws of the State of Delaware and engaged in the business of acquiring equity interests in private Chinese operating companies and providing these companies with strategic support.  The acquisition of the equity interests of Covenant Holdings was accomplished on December 24, 2009 pursuant to the terms of a share exchange agreement by and among the Company, Covenant Holdings and all of the shareholders of Covenant Holdings.  Upon the closing of the share exchange, each of the Covenant Holdings shareholders exchanged their respective shares of Covenant Holdings, on a one-for-one basis, for 9,380,909 shares of the Company’s common stock.  As a result of the share exchange, Covenant Holdings became a wholly owned subsidiary of the Company.

Prior to our acquisition of Covenant Holdings, we were in the development stage and had minimal business operations.  We had no interest in any property, but had the right to conduct mineral exploration activities on 471 acres located in southern British Columbia, Canada pursuant to an agreement with the former majority shareholder of the Company, Gary Sidhu. In connection with the acquisition of Covenant Holdings, Mr. Sidhu terminated the Company’s mineral exploration rights, and he agreed to surrender 5,000,000 shares of the Company’s common stock in exchange for $100,000 and a promissory note from the Company in the principal amount of $190,000, $90,000 of which the Company has prepaid.  Mr. Sidhu has surrendered 4,500,000 shares of our common stock and has agreed to surrender his remaining 500,000 shares upon full payment of the promissory note by the Company.  On March 25, 2010, Mr. Sidhu and the Company entered into an agreement pursuant to which Mr. Sidhu agreed to cancel the promissory note and surrender his remaining 500,000 shares in exchange for the Company issuing to him 300,000 shares of common stock of the Company.  See “Our Business—History”.

There was no significant activity from June 10, 2009 through December 31, 2009 except for the acquisitions of our two operating subsidiaries, Hainan Jien and Chongqing Sysway.  On June 24, 2009, Covenant Holdings entered into a stock acquisition and reorganization agreement with Hainan Jien and its stockholders. Pursuant to the terms of this agreement, Covenant Holdings acquired 100% of the capital stock of JIEN, representing 100% of the company’s outstanding equity interests, in exchange for 1,350,000 shares of a public shell's common stock.  For purposes of this acquisition, the common stock of the shell company that would acquire all of the rights and obligations of Covenant Holdings was valued at $1.76 per share, which was determined by the volume weighted average stock price for the first day of trading of the Company’s common stock plus all private sales of Covenant Holdings’ common stock prior to the completion of the reverse merger with the Company.  JIEN was incorporated in Hainan Province, People’s Republic of China in 1999.  JIEN specializes in the design and installation of security and surveillance infrastructure to protect financial institutions and government agencies, and it also implements IC projects for commercial customers.

On June 24, 2009, Covenant Holdings entered into a stock acquisition and reorganization agreement with Chongqing Sysway and its stockholders. Pursuant to the terms of this agreement, Covenant Holdings acquired 100% of the capital stock of Sysway, representing 100% of the company’s outstanding equity interests, in exchange for 1,400,000 shares of a public shell's common stock.  For purposes of this acquisition, the common stock of the shell company that would acquire all of the rights and obligations of Covenant Holdings was valued at $1.76 per share, which was determined by the volume weighted average stock price for the first day of trading of the Company’s common stock plus all private sales of Covenant Holdings’ common stock prior to the completion of the reverse merger with the Company.   Chongqing Sysway was incorporated in the Chongqing City, Sichuan Province, PRC, in 1999 as a State Owned Enterprise (“SOE”).  In 2005, the two SOE shareholders sold their ownership shares among other original minority shareholders, and since then, Chongqing Sysway began to operate as a private enterprise mainly engaged in systems integration services, including computer systems installation, website design, and system firewall setup, particularly for the tobacco industry.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP”).

Principle of Consolidation

The Consolidated financial statements include the accounts of Covenant Holdings, JIEN, and Chongqing Sysway, all intercompany transactions and account balances are eliminated in consolidation.

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year.  Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories.  Actual results could differ from those estimates.

Accounts Receivable and retentions payable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  We have retentions receivable for product quality assurance; our retention rate varies from 3% to 5% of the sales price with variable terms from 1 year to 3 years.

Inventories

JIEN’s inventories are valued at the lower of cost or market with cost determined on a first in, first out basis. Chongqing Sysway’s inventories are valued at the lower of cost or market with cost determined on a Specific Identification Method.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  Depreciation of property and equipment is provided using the straight-line method for substantially all assets with 5% salvage value and estimated lives ranging from 3 to 25 years as follows:

Building	20-25 years
Leasehold improvements	Shorter of lease term or 10 years
Vehicle	5-10 years
Office Equipment	3-5 years

Goodwill

Goodwill represents the excess of the fair value of the consideration transferred over the net of the acquisition date amount of identifiable assets acquired and the liability assumed. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, goodwill is not amortized but is tested for impairment annually, or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the fair value of the reporting unit, with the fair value of the reporting unit determined using a discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104 (codified in FASB ASC Topic 480).  Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

The Company records its revenue when certain milestones as defined in the service contract are reached. These service contracts have clear milestones and deliverables with distinct values assigned to each milestone.  The milestones do not require the delivery of multiple elements as noted in Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21) (codified in FASB ASC Topic 605).  In accordance with SAB No. 104, the Company treats each milestone as an individual revenue agreement and only recognizes revenue for each milestone when all the conditions of SAB 104 defined earlier are met.

Sales revenue represents the invoiced value of products and services, net of value-added tax (“VAT”).  All of Chongqing Sysway’s products and services that are sold and provided in the PRC are subject to Chinese VAT of 17% of the gross sales price.  This VAT may be offset by VAT paid by the company on raw materials and other materials included in the cost of producing their finished product.  Chongqing Sysway recorded VAT payable and VAT receivable net of payments in the financial statements.  The VAT tax return is filed offsetting the payables against the receivables.

Hainan Jien is qualified as a small business so that all of its products sold or services provided in the PRC are subject to a fixed VAT rate of 4% of the gross sales price regardless of the VAT paid.  Sales revenue represents the invoiced value of goods or services, net of VAT.  This VAT cannot be offset by VAT paid by Hainan Jien on raw materials and other materials included in the cost of producing their finished products.

The standard warranty of Hainan Jien is provided to its customers and is not considered an additional service; rather it is considered an integral part of the product and services’ sale.  Hainan Jien believes that the existence of its standard product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply the EITF No. 00-21 separation and allocation model for a multiple deliverable arrangement. SFAS No. 5 specifically address the accounting for standard warranties and neither SAB No. 104 nor EITF No. 00-21 supersedes SFAS No. 5 (codified in FASB ASC Topic Warranty). The Company believes that accounting for its standard warranty pursuant to SFAS No. 5 does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

Chongqing Sysway provides post-contract support (PCS).  Maintenance revenues from ongoing customer support services are billed on an annual basis with the revenue being deferred and recognized ratably over the maintenance period. Chongqing Sysway does not charge for PCS services separately for the first year from the date the product is sold. The Company believes that this type of PCS does not have to be accounted for as a separate unit in accordance with guidance provided by AICPA Statement of Position (SOP) 97-2, codified in FASB ASC Topic 985.

Cost of Revenue

Cost of goods sold consists primarily of material costs, labor costs, and related overhead which are directly attributable to the production of the service.  Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Foreign Currency Translation and Transactions and Comprehensive Income (Loss)

The accompanying consolidated financial statements are presented in United States Dollars (“USD”). The Company’s functional currency is the USD, while the Company’s wholly-owned Chinese subsidiaries’ functional currency is the Renminbi (“RMB”). The functional currencies of the Company’s foreign operations are translated into US$ for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned accumulated other comprehensive income (loss). Gains and losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations. There have been no significant fluctuations in the exchange rate for the conversion of RMB to USD after the balance sheet date.

We use SFAS No. 130, “Reporting Comprehensive Income” (codified in FASB ASC Topic 220).   Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  Comprehensive income for the period ended September 30, 2009 included net income and foreign currency translation adjustments.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (codified in FASB ASC Topic 280), requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS 131 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted in one industry segment.  The Company consists of one reportable business segment.  All of the Company’s assets are located in the PRC.

RESULTS OF OPERATIONS

Since inception of Covenant Holdings through December 31, 2009 compared to the comparative period of 2008

Covenant Holdings was formed on June 10, 2009 and, until the acquisition of 100% of the equity interests in Chongqing Sysway and Hainan Jien on June 24, 2009, had no operations.  For accounting purposes, the effective acquisition date of JIEN and Chongqing Sysway is deemed to be July 1, 2009 as the results of any activity from June 24, 2009 through June 30, 2009 were deemed to be immaterial to the financial statements taken as a whole.  Therefore, the following table presents the actual consolidated results of operations of Covenant Holdings for the period from July 1, 2009 through December 31, 2009 as compared to the pro forma consolidated results of operations of Covenant Holdings for the period from July 1, 2008 through December 31, 2008 as if the acquisition of Hainan Jien and Chongqing Sysway occurred on July 1, 2008, indicated as a percentage of net sales.

The following operating results do not include the expenses of Covenant Holdings of $690,724 for the period since inception through December 31, 2009, which consist of acquisition costs for the shell company of $290,000 and professional expenses including audit, legal and consulting fees of $400,724, which were in connection with the acquisitions of Hainan Jien and Chongqing Sysway and the Company being brought public through a reverse merger transaction.

(Pro Forma)
	Since Inception to December 31, 2009		Six Months Ended December 31, 2008
	$	% of Sales	$	% of Sales
Sales	6,527,930		5,734,957
Cost of sales	4,915,867	75.3%	4,369,190	76.2%
Gross Profit	1,612,063	24.7%	1,365,766	23.8%
Operating Expenses	744,806	11.4%	701,396	12.2%
Income from Operations	867,257	13.3%	664,370	11.6%
Other Income (Expenses), net	3,862	0.1%	24,319	0.4%
Income tax expense	113,094	1.7%	97,365	1.7%
Net Income	758,025	11.6%	591,324	10.3%

NET REVENUES

Net revenues for the period since the inception of Covenant Holdings through December 31, 2009 were $6,527,930, as compared to net revenue of $5,734,957 for the comparative period of 2008, an increase of $792,973, or approximately 14%. This increase in revenue was due to the recovery of the Chinese economy through the central government’s effective economic stimulation programs, as well as the strengthening of our own sales force.  This enabled us to obtain several large contracts from financial institutions and government agencies, such as a contract for the installation of an electronic government administration system for the Tobacco industry.

COST OF REVENUES

Cost of revenue includes material costs, labor costs, and related overhead, which are directly attributable to our provided services. For the period since inception of Covenant Holdings through December 31, 2009, cost of revenues amounted to $4,915,867, or approximately 75%, of net revenues as compared to cost of revenues of $4,369,190, or approximately 76% of net revenues for the comparative period of 2008.

The decrease in cost of revenue as a percentage to sales was attributed to the effective control of cost of raw materials and overhead cost by our subsidiaries’ management.   We purchased raw materials from several primary suppliers, and we have purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials.

GROSS PROFIT

Gross profit for the period since inception of Covenant Holdings through December 31, 2009 was $1,612,063, as compared to $1,365,766 for the comparative period of year 2008, an increase of $246,297 or approximately 18%. Gross profit margin was 24.7% for the period since inception of Covenant Holdings through December 31, 2009, and 23.8% for the comparative period of 2008. This increase in gross profit margin was due to the increased revenue from software and technical support, which usually has a higher profit margin relative to our other services.

OPERATING EXPENSES

Operating expenses consisted of selling, general and administrative expenses totaling $744,806 for the period since inception of Covenant Holdings through December 31, 2009, compared to $701,396 for the comparative period of 2008, an increase of $43,410 or 6%.  The increase in operating expenses was primarily due to a one-time write-off of equipment installed on a project that was terminated prior to completion, an increase in the allowance for doubtful accounts, and an increase in the sales tax expense due to increases in JIEN’s sales. These increases were partially offset by a decrease in development expense and a decrease in other miscellaneous expenses.

NET INCOME

For the period since inception of Covenant Holdings through December 31, 2009, net income was $758,025 as compared to $591,324 for the comparative period of 2008, an increase of $166,700, or approximately 28%. This increase in net income was attributable to economies of scale combined with growth in revenue and efficiency of operations. Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

LIQUIDITY AND CAPITAL RESOURCES

Since inception of Covenant Holdings through December 31, 2009 compared to the comparative period of 2008

As of December 31, 2009, we had cash and cash equivalents of $1,382,364, including $209,146 of cash and cash equivalents in the books of Covenant Holdings.  For comparison purpose, the following summary of cash provided by or used in each of the indicated types of activities during the period since inception of Covenant Holdings through December 31, 2009 as compared to the period from July 1, 2008 through December 31, 2008 were prepared on a pro forma basis as if the acquisition of JIEN and Chongqing Sysway occurred on July 1, 2008, excluding the cash flow transactions of Covenant Holdings. Net increase in cash and cash equivalents of Covenant Holdings since inception to December 31, 2009 totaled $209,146 as result of cash flow provided by investing activities of $899,870 offset by cash flow used by operating activities of $690,724.

(Pro Forma)
	Since Inception to December 31, 2009	Six Months Ended December 31, 2008
Cash provided by (used in):
Operating Activities	$745,554	$(84,647)
Investing Activities	(10,903)	(47,987)
Financing Activities	(316,498)	2,194

Net cash flow generated by operating activities was $745,554 in the period from inception of Covenant Holdings through December 31, 2009, as compared to net cash flow used in operating activities of $84,647 for the comparative period of 2008. The increase in net cash flow generated in operating activities during 2009 was mainly due to increased net income, decreased retentions receivable, and less payments made for account payables during the operating period compared with the payments made for the comparative period of 2008.

Net cash flow used in investing activities was $10,903 in the period from inception of Covenant Holdings through December 31, 2009, compared to net cash used in investing activities of $47,987 in the comparative period of 2008. The cash was used mainly for the acquisition of fixed assets.

Net cash flow used in financing activities was $316,498 in the period from inception of Covenant Holdings through December 31, 2009 as compared to net cash generated by financing activities of $2,194 in the comparative period of 2008.  The increased cash flow used in financing activities is primarily due to a dividend paid by Chongqing Sysway to its original shareholders in the amount of $322,061.  This dividend amount was in excess of Chonqing Sysway’s distributable reserves by approximately $230,000 and beyond that which the original shareholders of Sysway were entitled to under the stock acquisition agreements the Company entered into with the original shareholders of Hainan Jien and Sysway.  The original Sysway shareholders have agreed to repay the full $322,061 dividend to Sysway by April 15, 2010 and have executed a non-interest bearing promissory note in the favor of Sysway to this effect.

RESULTS OF OPERATIONS

Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

Covenant Holdings was formed on June 10, 2009 and, until the acquisition of 100% of the equity interests in Chongqing Sysway and Hainan Jien on June 24, 2009, had no operations.  Therefore, the following table presents the pro forma consolidated results of operations of Covenant Holdings for the year ended December 31, 2009 as compared to the pro forma consolidated results of operations of Covenant Holdings for the year ended December 31, 2008, as if the acquisition of Hainan Jien and Chongqing Sysway occurred on January 1, 2009 and 2008, respectively, indicated as a percentage of net sales.

The following operating results do not include the expenses of the Covenant Holdings of $690,724 for the period since inception through December 31, 2009, which consist of acquisition costs for the shell company of $290,000 and professional expenses including audit, legal and consulting fees of $400,724, which were in connection with the acquisitions of Hainan Jien and Chongqing Sysway and the Company being brought public through a reverse merger transaction.

	(Pro Forma)		(Pro Forma)
	2009		2008
	$	% of Sales	$	% of Sales
Sales	11,890,797		10,478,795
Cost of sales	9,059,047	76.2%	8,230,074	78.5%
Gross Profit	2,831,750	23.8%	2,248,721	21.5%
Operating Expenses	1,257,999	10.6%	1,135,204	10.8%
Income from Operations	1,573,751	13.2%	1,113,517	10.6%
Other Income (Expenses), net	(768)	0.0%	191,899	1.8%
Income tax expense	169,577	1.4%	181,060	1.7%
Net Income	1,403,406	11.8%	1,124,356	10.7%

NET REVENUES

Net revenues for the year ended December 31, 2009 were $11,890,797, as compared to net revenue of $10,478,795 for the year ended 2008, an increase of $1,412,002, or approximately 13%. This increase in revenue was due to the recovery of the Chinese economy through the central government’s effective economic stimulation programs, as well as the strengthening of our own sales force.  This enabled us to obtain several large contracts from financial institutions and government agencies.

COST OF REVENUES

Cost of revenues includes material costs, labor costs, and related overhead, which are directly attributable to our provided services. For the year ended December 31, 2009, cost of revenues amounted to $9,059,047 or approximately 76% of net revenues as compared to cost of revenues of $8,230,074, or approximately 79% of net revenues in 2008.

The decrease in cost of revenue as a percentage to sales was attributed to the effective control of cost of raw materials and overhead cost by our subsidiaries’ management.  We purchased raw materials from several primary suppliers, and we have purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials.

GROSS PROFIT

Gross profit for the year ended December 31, 2009 was $2,831,750, as compared to $2,248,721 for the year ended 2008, an increase of $583,029 or approximately 26%. Gross profit margin was 24% for 2009, and 21% for 2008. This increase in gross profit margin was due to increased revenue from software and technical support, which has a higher profit margin than our other services.

OPERATING EXPENSES

Operating expenses consisted of selling, general and administrative expenses totaling $1,257,999 for the year ended December 31, 2009, compared to $1,135,204 for 2008, an increase of $122,795 or 11%.  The increase in operating expenses was primarily due to a one-time write-off of equipment installed on a project that was terminated prior to completion, increases in rental expenses, depreciation associated with leasehold improvements, and an increase in the sales tax expense due to increases in JIEN’s sales. These increases were partially offset by a decrease in development expense and a decrease in other miscellaneous expenses.

NET INCOME

For the year ended December 31, 2009, net income was $1,403,406 as compared to $1,124,356 for the year ended 2008, an increase of $279,050, or approximately 24.8%. This increase in net income was attributable to economies of scale combined with growth in revenue and efficiency of operations. Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

As of December 31, 2009, we had cash and cash equivalents of $1,382,364, including $209,146 of cash and cash equivalents in the books of Covenant Holdings.  For comparison purposes, the following summary of cash provided by or used in each of the indicated types of activities for the year ended December 31, 2009 as compared to the year ended December 31, 2008 were prepared on a pro forma basis as if the acquisition of JIEN and Chongqing Sysway occurred on January 1, 2008, excluding the cash flow transactions of Covenant Holdings.

	(Pro Forma)	(Pro Forma)
	2009	2008
Cash provided by (used in):
Operating Activities	$1,353,229	$(653,774)
Investing Activities	(16,254)	(78,231)
Financing Activities	(284,439)	(131,151)

Net cash flow generated by operating activities was $1,353,229 in 2009, as compared to net cash flow used in operating activities of $653,774 in 2008. The increase in net cash flow generated by operating activities during 2009 was mainly due to increased net income and increase in accounts payables as a result of our subsidiaries’ better utilization of trade credits, offset by the increase in accounts receivable.

Net cash flow used in investing activities was $16,254 in 2009, compared to net cash used in investing activities of $78,231 in 2008.  The cash used in investing activities was for purchase of fixed assets.

Net cash flow used in financing activities was $284,439 in 2009 as compared to net cash used in financing activities of $131,151 in 2008.  The increased cash flow used in financing activities is primarily due to a dividend paid by Chongqing Sysway to its original shareholders in the amount of $322,061.  This dividend amount was in excess of Chonqing Sysway’s distributable reserves by approximately $230,000 and beyond that which the original shareholders of Sysway were entitled to under the stock acquisition agreements the Company entered into with the original shareholders of Hainan Jien and Sysway.  The original Sysway shareholders have agreed to repay the full $322,061 dividend to Sysway by April 15, 2010 and have executed a non-interest bearing promissory note in the favor of Sysway to this effect.

Recent Accounting Pronouncements

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On June 10, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

FASB ASC 820-10 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this standard relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007; however, it provides a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this standard for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of June 10, 2009.     The adoption of this standard did not have a material impact on its financial statements.

FASB ASC 820-10 provides additional guidance for Fair Value Measurements when the volume and level of activity for the asset or liability has significantly decreased. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on its financial statements.

FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard was adopted by the Company beginning June 10, 2009 and will change the accounting for business combinations on a prospective basis.

FASB ASC 350-30 and 275-10 amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The adoption of this standard did not have any impact on the Company’s financial statements.

FASB ASC 825-10 requires disclosures about the fair value of financial instruments for interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

FASB ASC 320-10 amends the other-than-temporary impairment guidance for debt and equity securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on its financial statements.

As of December 31, 2009, the FASB has issued Accounting Standards Updates (ASU) through No. 2009-17. None of the ASUs have had an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2009, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.  However, we believe those risks to be not material in relation to our operations. We are not a party to any derivative financial instruments.

Interest Rate Risk

As of December 31, 2009, we held no money market securities or short term available for sale marketable securities. Accordingly, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Foreign Currency Exchange Risk

All of our revenues are denominated in RMB and, as a result, we have certain exposure to foreign currency exchange risk with respect to current revenues. A majority of our expenses are payable in foreign currency. We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.

Credit Risk

We have exposure to the normal credit risk of customers failing to pay their obligations when due.

Item 8.  Financial Statements and Supplementary Data.

Page
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Consolidated Balance Sheet as of December 31, 2009	F-2
Consolidated Statements of Income and Other Comprehensive Income for the six months ended December 31, 2009	F-3
Consolidated Statement of Stockholders’ Equity for the six months ended December 31, 2009	F-4
Combined Statements of Cash Flows for the six months ended December 31, 2009	F-5
Notes to Combined Financial Statements	F-6 to F-18

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our president and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Disclosure controls and procedures are those controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and (2) accumulated and communicated to management, including our president and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our president and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10K.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).  Internal control over financial reporting includes policies and procedures that:

1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and/or our board of directors; and

3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the interim or annual consolidated financial statements.

Under the supervision and with the participation of our president and chief financial officer, management conducted an evaluation of the effectiveness of Covenant’s internal control over financial reporting as of December 31, 2009. Based on this evaluation, our management concluded that our internal control over financial reporting was effective and that there was no material weakness or significant deficiency discovered as of December 31, 2009.

Inherent Limitations Over Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements and all fraud. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the objectives of the policies and procedures are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to a transition period established by the rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

As of December 31, 2009, the directors and executive officers of Covenant were:

Name	Age	Position
Fredric W. Rittereiser	73	Chairman of the Board of Directors
Kenneth Wong	53	President and Director
K. Ivan F. Gothner	51	Director
Justin D. Csik	27	General Counsel, Chief Financial Officer and Secretary

Our directors hold office for one-year terms and until their successors have been elected and qualified.  Our officers are elected annually by the board of directors and serve at the discretion of the board. Messrs. Rittereiser, Wong and Gothner were appointed as directors on December 24, 2009.

Biographies

Fredric Rittereiser, Chairman of the Board of Directors

Mr. Rittereiser was a founder of Covenant Holdings in 2009.  He has over 40 years of capital markets experience as a senior executive at various Wall Street firms, and he has extensive experience working with US public companies with China-based operations.  From 2007 to 2009, he served on the Board of Directors of AgFeed Industries, Inc., one of the largest hog producers in the PRC, and he is currently Chairman of the Strategic Affairs Committee for AgFeed Industries, a non-board position.  From October 1996 until retiring in 2002, Mr. Rittereiser served as Chairman of the Board and Chief Executive Officer of Ashton Technology Group, Inc., a company specializing in development and commercialization of online transaction systems for the financial industry.  He was also a founder of Ashton Technology.

Prior to his principal role at Ashton Technology, Mr. Rittereiser served as a special consultant to Booz Allen and Hamilton, a global strategy and technology-consulting group, from 1991 to 1993.  Previously, he was the former President and Chief Operating Officer of Instinet Corporation since 1983, which became one of the world's leading electronic securities trading firms. Under his leadership, the company evolved into a highly efficient continuous electronic communications network or ECN that allowed institutions and dealers to negotiate securities trades anonymously.  Mr. Rittereiser successfully negotiated the sale of Instinet to the Reuters Group in 1987.  From 1973 until 1980, he served as the NASD representative on the National Market System Committee responsible for negotiated rates, developing market linkages in the U.S., promoting price competition and endorsing NASDAQ as the electronic market for growth companies and new issues.

Mr. Rittereiser was also a founder of Gomez Advisors, Inc., TH Lehman Inc., and he was a member of the board of directors of the International Heritage Mutual Fund.

Kenneth Wong, President and Director.

Mr. Wong was a founder of Covenant Holdings in 2009. He is also President, owner and founder of CIG Asia, Ltd., a Philadelphia, Pennsylvania-based national property and casualty insurance brokerage firm.  From 2004-2007, Mr. Wong, as an appointee of President George W. Bush, served as a commissioner on the President’s Advisory Commission for Asian Americans and Pacific Islanders.  In 2010, Mr. Wong was appointed to the Chairmanship of the National U.S. Hong Kong Business Association (“NUSHKBA”). NUSHKBA is a member of the Hong Kong Business Association Worldwide, which is affiliated with the Hong Kong Trade and Development Council.  Mr. Wong also serves on the Executive Board of Directors of the Hong Kong Business Association Worldwide. Mr. Wong received a BA from Pennsylvania State University in sociology and political science.

K. Ivan F. Gothner, Director.

Mr. Gothner was a founder of Covenant Holdings in 2009. In 1993, he founded Adirondack Partners, LLC, a private merchant-banking firm that focuses on serving small and mid-size growth companies, and has since served as Adirondack Partners’ Managing Director.  Prior to founding Adirondack Partners, Mr. Gothner was Senior Vice President of Barclays Bank from 1990 to 1992, responsible for establishing an investment banking unit to serve small and mid-sized companies.  Mr. Gothner joined Kleinwort Benson Limited in 1986, and from 1987 to 1990 he served as a Senior Vice President of the firm and General Manager of the KB Mezzanine Fund, L.P., a specialized fund which invested in equity and junior capital of small and mid-sized businesses.  Currently, Mr. Gothner serves on the Board of Directors of ArtID, LLC and AgFeed Industries, Inc. (where he is also Chairman of the Audit Committee and Compensation Committee and a member of the Nominating and Corporate Governance Committee).  Mr. Gothner received a Bachelor’s of Art from Columbia College in political science and economics and a MIA from Columbia University’s School of International Affairs in international economic policy and finance.

Justin D. Csik, General Counsel, Chief Financial Officer and Corporate Secretary.

Mr. Csik joined Covenant Holdings in October 2009.  Mr. Csik is a practicing attorney with a background in accounting and economics.  Upon being admitted to the state bars of Pennsylvania and New Jersey in 2008, Mr. Csik was a corporate finance associate with Buchanan Ingersoll & Rooney PC from 2008 to 2009.  While at Buchanan Ingersoll, he worked on a variety of securities regulatory, transactional and corporate governance matters.  He was also a member of his firm’s China practice group, where he assisted clients with legal issues unique to U.S. public companies with primarily China-based operations.  Prior to joining Buchanan Ingersoll, Mr. Csik worked for Deloitte & Touche LLP for an extended audit and assurance internship in 2004.  During his time with Deloitte, he worked on the major phases of financial statement audits for a variety of public and privately-held clients, which included substantive account testing and SEC reporting.   Mr. Csik received his Bachelor of Science in accountancy and economics from Villanova University in 2005, graduating magna cum laude.  In 2008, Mr. Csik received his Juris Doctor degree from Rutgers School of Law—Camden.

The Board of Directors and Committees

Currently, Messrs. Rittereiser and Gothner qualify as “independent” directors, but Mr. Wong does not qualify as an "independent" director, as that term is defined by the listing standards of The NASDAQ Stock Market and SEC rules.  As a requirement to the eventual listing the Company's common stock on The NASDAQ Capital Market or other exchange, the Company intends to maintain a majority of independent directors.  The board's composition (and that of its eventual committees) will be subject to the corporate governance provisions of its primary trading market, including the requirements related to independent directors in accordance with the Sarbanes-Oxley Act of 2002, and regulations adopted by the SEC pursuant thereto.

Audit Committee

We intend to establish an audit committee of the board of directors, which will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  The audit committee's duties would be to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles.  The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.  The audit committee would at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee

We intend to establish a compensation committee of the board of directors.  The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers.  The compensation committee would also administer our stock option plans and recommend and approve grants of stock options under such plans.

Nominating and Corporate Governance Committee

We intend to establish a nominating and corporate governance committee of the board of directors to assist in the selection of director nominees, approve director nominations to be presented for shareholder approval at our annual general meeting and fill any vacancies on our board of directors, consider any nominations of director candidates validly made by shareholders, and review and consider developments in corporate governance practices.

Director Compensation

The following table provides information concerning the compensation of our non-executive directors for the period from January 1, 2009 through December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)

Fredric W. Rittereiser	$0	$0	$0
K. Ivan F. Gothner	0	0	0

Our directors hold office for one-year terms and until their successors have been elected and qualified.  Our officers are elected annually by the board of directors and serve at the discretion of the board. Messrs. Rittereiser, Wong and Gothner were appointed as directors on December 24, 2009.

Corporate Governance

Code of Conduct

Our board of directors plans to adopt a Code of Conduct, which will apply to all directors, officers and employees. The purpose of the Code would be to promote honest and ethical conduct.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors and persons who own more than ten percent (10%) of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and ten percent (10%) shareholders are also required by applicable SEC rules to furnish to us copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, we believe that during 2009 all reporting persons timely complied with all filing requirements applicable to them.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table shows the compensation of each of our named executives and highest compensated individuals in 2009. Our named executives are:  our president, Mr. Wong; and our general counsel, chief financial officer and secretary, Mr. Csik; and our two most highly compensated individuals are:  Song Xiaozhong; and Song Guangwei.  Prior to the appointment of Messrs. Wong and Csik on December 24, 2009, Mr. Mohan Singh served as our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of our board of directors prior to his resignation on December 24, 2009, and his summary compensation information is also described in the following table.

Name and Principal Position	Year	Salary		Bonus	Option Awards	Total Compensation

Kenneth Wong	2009	$0		$0	$0	$0
President	2008	N/A		N/A	N/A	N/A
	2007	N/A		N/A	N/A	N/A

Justin D. Csik	2009	15,000		0	0	15,000
General Counsel, Chief Financial Officer and Corporate Secretary	2008	N/A		N/A	N/A	N/A
	2007	N/A		N/A	N/A	N/A

Song Xiaozhong	2009	26,352.39	*	0	0	26,352.39	*
Chairman, Chongqing Sysway	2008	N/A		N/A	N/A	N/A
	2007	N/A		N/A	N/A	N/A

Song Guangwei	2009	17,568.26^		0	0	17,568.26^
Board Member, Deputy General Manager, Chongqing Sysway	2008	N/A		N/A	N/A	N/A
	2007	N/A		N/A	N/A	N/A

Mohan Singh	2009	0		0	0	0
President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer	2008	0		0	0	0
	2007	0		0	0	0

*180,000 RMB converted at the prevailing exchange rate of .1464 (RMB to USD) on March 22, 2010
^120,000 RMB converted at the prevailing exchange rate of .1464 (RMB to USD) on March 22, 2010

Compensation paid to our named executives in 2008 consisted solely of cash salary and bonus.  However, in the future, our named executive officers may be eligible to receive other forms of compensation.

Historically, we have not provided our named executives with perquisites or other personal benefits.  Additionally, we do not provide any company-sponsored retirement benefits or deferred compensation programs to any employee (other than a mandatory state pension scheme in which all of our employees in the People's Republic of China participate) because it is not customary to provide such benefits and programs in the PRC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information, as of March 22, 2010, concerning (a) each person that is known to us to be the beneficial owner of more than 5% of the Company’s common stock; (b) each of our named executives; (c) each director; and (d) all of the directors and executive officers as a group. Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent spouses share authority under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC. At the close of business on March 22, 2010, we had 11,480,909 shares of common stock outstanding.  In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of March 22, 2010 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name of Beneficial Owner 5% Shareholders:	Number of Shares Beneficially Owned(1)	Percentage Beneficially Owned(2)

Ma Bing Feng HaiNan JIEN Intelligent Engineering Co. Floor 6, No.38 DaTong Road, Fortune Centre, Haikou City, Hainan Province, China 570102	810,000	7.1%
Song Xiaozhong c/o ChongQing Sysway Information Technology Co., Ltd 4F,H Building, 67th, No.3 Keyuan Road, Hi-tech Industrial Development Zone, ChongQing, China 400041	606,158	5.3%
Sheng Zhou/Sunrise Capital International, Inc./Good Energy Enterprise, Ltd. Unit 2309-2310, South Tower, World Trade Centre, Huanshi Road, Guangzhou, China 510095	1,100,909	9.6%
Directors and Executive Officers:
Fredric Rittereiser	0	*
Kenneth Wong	300,000	2.6%
K. Ivan F. Gothner	250,000	2.2%
Justin D. Csik	100,000	*

All Directors and named Executive Officers as a group (4 persons)	650,000	5.7%

*	Represents less than 1% of the shares outstanding.

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.  Unless otherwise noted, we believe that all person named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)	Based on 11,480,909 shares of common stock issued and outstanding as of March 22, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14.  Principal Accounting Fees and Services.

Our board selected the firm of Morison Cogen LLP (“Morison Cogen”) as the independent registered certified public accounting firm to audit the books and accounts of the Company and its subsidiaries for the fiscal year ended December 31, 2009.  This firm has served as the independent public accountants for the Company since 2009.

The following table sets forth fees billed to us by Morison Cogen for professional services rendered for 2009 and 2008:

	2009	2008
Audit Fees	$90,000	$60,000
Audit-Related Fees	0	3,900
Other	0	0
Tax	0	0

Total	90,000	63,900

On December 24, 2009, we dismissed Manning Elliott LLP (“Manning Elliott”) as our independent accountants.  Manning Elliott had previously been engaged as the principal accountant to audit our financial statements.  The reason for the dismissal of Manning Elliott is that, following the consummation of the share exchange on December 24, 2009, (i) the former shareholders of Covenant Holdings own a significant amount of the outstanding shares of our common stock and (ii) our primary business became the business previously conducted by Covenant Holdings.  The independent registered public accountant of Covenant Holdings for US accounting purposes was the firm of Morison Cogen.  We believe that it is in our best interest to have Morison Cogen continue to work with our business, and we therefore retained Morison Cogen as our new principal independent registered accounting firm, effective as of December 24, 2009.  Morison Cogen is located at 150 Monument Road, Suite 500, Bala Cynwyd, PA 19004.  The decision to change accountants was approved by our board of directors on December 24, 2009.

The report of Manning Elliott on our financial statements for the period from November 8, 2006 (inception) through our fiscal year ended June 30, 2009 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the report was qualified as to our ability to continue as a going concern.

From our inception through December 23, 2009, there were no disagreements with Manning Elliott on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Manning Elliott, would have caused it to make reference to the matter in connection with its reports.

The following table sets forth fees billed to us by Manning Elliot LLP for professional services rendered for 2009 and 2008:

	2009	2008
Audit Fees	$12,575	$12,625
Audit-Related Fees	0	0

Total	12,575	12,625

Audit Fees

This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements for fiscal years 2009 and 2008, respectively, and for services that are normally provided by Morison Cogen and Manning Elliot, as applicable, in connection with statutory and regulatory filings or engagements for the relevant fiscal year.

Audit-Related Fees

This category includes the aggregate fees billed during the period for fiscal years 2009 and 2008, respectively, for assurance and related services by Morison Cogen and Manning Elliot, as applicable, that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for due diligence, consulting with respect to our reports under the Securities Exchange Act of 1934 and agreed-upon procedure reports.

During fiscal year 2009, Morison Cogen and Manning Elliot did not utilize any personnel in connection with the audit other than its full-time, permanent employees.

Policy for Approval of Audit and Non-audit Services

The board has adopted an approval policy regarding the approval of audit and non-audit services provided by the independent accountants, which approval policy describes the procedures and the conditions pursuant to which the board may grant general pre-approval for services proposed to be performed by our independent accountants. All services provided by our independent accountants, both audit and non-audit, must be pre-approved by the board. Our board has delegated to the chairman of the board the authority to grant pre-approvals of non-audit services provided by Morison Cogen LLP. The decisions of the chairman of the board to pre-approve such a service are required to be reported to the board at its next regularly scheduled meeting.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See Item 8, "Financial Statements and Supplementary Data."

(a)(2) Financial Statement Schedules

All financial statement schedules for the Company and its subsidiaries have been included in the consolidated financial statements or the related notes or they are either inapplicable or not required.

(a)(3) Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

COVENANT GROUP OF CHINA INC.
Consolidated Financial Statements

Contents

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Consolidated Balance Sheet as of December 31, 2009	F-3
Consolidated Statements of Income and Other Comprehensive Income for the six months ended December 31, 2009	F-4
Consolidated Statement of Stockholders' Equity for the six months ended December 31, 2009	F-5
Consolidated Statements of Cash Flows for the six months ended December 31, 2009	F-6
Notes to Consolidated Financial Statements	F-7 - F-20

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Covenant Group of China, Inc.

We have audited the accompanying consolidated balance sheet of Covenant Group of China, Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the period from June 10, 2009 (date of inception) through December 31, 2009. The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009, and the results of their operations and their cash flows for the period from June 10, 2009 (date of inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/Morison Cogen LLP

Bala Cynwyd, Pennsylvania
March 31, 2010

COVENANT GROUP OF CHINA INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2009

ASSETS

CURRENT ASSETS
Cash and cash equivalent	$1,382,364
Accounts receivable, net	3,612,120
Retentions receivable	888,491
Other receivables	298,599
Prepayment and deposits	147,256
Inventories	265,099
Due from shareholders	339,767

Total current assets	6,933,696

NON-CURRENT ASSETS
Retentions receivable	201,065
Property, plant and equipment, net	62,166
Intangible assets, net	137,105
Goodwill	1,474,323

Total non-current assets	1,874,659

Total assets	$8,808,355

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$37,638
Note payable	100,000
Accounts payable	1,813,100
Unearned revenue	160,146
Taxes payable	546,613
Other payables and accrued liabilities	441,718
Dividend payable	721,111

Total current liabilities	3,820,326

STOCKHOLDERS' EQUITIY
Common stock, $0.00001 par value, 20,000,000 shares authorized, 11,480,909 shares issued and outstanding as of December 31, 2009	115
Additional paid-in capital	5,572,018
Statutory surplus reserve	67,737
Accumulated deficit	(647,735)
Accumulated other comprehensive loss	(4,106)

Total stockholders' equity	4,988,029

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,808,355

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT GROUP OF CHINA INC.
CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME
FROM INCEPTION (JUNE 10, 2009) TO DECEMBER 31, 2009

NET SALES	$6,527,930

COST OF SALES	4,915,867

GROSS PROFIT	1,612,063

OPERATING EXPENSES
Selling expenses	143,801
General and administrative expenses	1,001,729

Total Operating Expenses	1,145,530

INCOME FROM OPERATIONS	466,533

OTHER INCOME (EXPENSES)
Other income	5,102
Acquisition related costs	(290,000)
Interest income	482
Interest expense	(1,722)

Total Other Expenses, net	(286,138)

INCOME FROM OPERATION	180,395

INCOME TAX EXPENSE	(113,094)

NET INCOME	67,301

OTHER COMPREHENSIVE INCOME
Foreign currency translation	(3,955)

COMPREHENSIVE INCOME	$63,346

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	8,940,718

BASIC AND DILUTED NET EARNINGS PER SHARE	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT GROUP OF CHINA INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION (JUNE 10, 2009) TO DECEMBER 31, 2009

	Common stock
	Shares	Amount	Paid in capital	Statutory reserves	Other comprehensive income	Accumulated deficit	Total

Balance at inception (June 10, 2009)	-	$-	$-	$-	$-	$-	$-

Issuance of funders' shares	6,230,000	62	(62)	-	-	-	-

Recapitalization on reverse acquisition	2,100,000	21	(21)	-	-	-	-

Shares issued in private placement	200,000	2	399,998	-	-	-	400,000

Loans converted into shares	200,909	2	399,868	-	-	-	399,870

Net income for the period	-	-	-	-	-	67,301	67,301

Acquisition of subsidiaries at June 24, 2009	2,750,000	28	4,772,235	67,737	-	-	4,840,000

Dividend declared	-	-		-	-	(715,036)	(715,036)

Foreign currency translation loss	-	-	-	-	(4,106)	-	(4,106)
Balance at December 31, 2009	11,480,909	$115	$5,572,018	$67,737	$(4,106)	$(647,735)	$4,988,029

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT GROUP OF CHINA INC.
CONSOLIDATED STATEMENT OF CASH FLOW
FROM INCEPTION (JUNE 10, 2009) TO DECEMBER 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,301
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	46,079
Change in allowance for doubtful accounts	50,378
Loss on disposal of fixed assets	291
Increase(decrease) in current assets, net of effect of acquisition:
Accounts receivable	140,776
Retentions receivable	266,887
Other receivables	(12,016)
Prepayment and deposits	92,771
Inventories	(47,017)
Increase(decrease) in current liabilities, net of effect of acquisition:
Accounts payable and accrued expenses	(622,418)
Taxes payable	(196,097)
Unearned revenue	51,822
Other payables	233,640

NET CASH PROVIDED BY OPERATING ACTIVITIES	72,397

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired at acquisition	754,562
Purchase of property, plant and equipment	(10,993)
Proceeds from disposal assets	89

NET CASH PROVIDED BY INVESTING ACTIVITIES	743,658

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable	100,000
Short term loans	5,563
Due from shareholders	(339,628)
Issuance of common stock	799,870

NET CASH PROVIDED BY FINANCING ACTIVITIES	565,805

EFFECT OF EXCHANGE RATE ON CASH	504

NET INCREASE IN CASH & CASH EQUIVALENTS	1,382,364

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	-

CASH & CASH EQUIVALENTS, END OF PERIOD	$1,382,364

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax paid	$298,811
Interest paid	$1,370

Supplemental disclosure of non-cash financing activities:
Dividend declared	$721,111

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT GROUP OF CHINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Covenant Group of China Inc. (Covenant Group or the Company) (FKA: Everest Resources Corp.) was incorporated in the State of Nevada on November 8, 2006. On December 24, 2009, Covenant Group entered into and closed on a share exchange agreement with Covenant Group Holdings Inc (Covenant Holdings), a privately held company incorporated under the laws of the State of Delaware. Pursuant to the share exchange agreement, Covenant Group acquired all of the issued and outstanding capital stock of Covenant Holdings in exchange for 9,380,909 shares of common stock.  Prior to the acquisition of Covenant Holdings, the Company was engaged in the development stage and had minimal business operations.

Covenant Holdings was formed in the State of Delaware on June 10, 2009 to acquire equity interests in private Chinese operating companies and providing these companies with strategic support.. The total number of Covenant Holdings shares authorized for issuance is 20,000,000 with $0.00001 par value.  Covenant Holdings has identified companies with synergies in businesses and management that focus on IT software specifically in the financial markets in China, as well as Government mandated areas such as communications and media, government manufacturing and security and surveillance. There was no significant activity from June 10, 2009 through December 31, 2009 except for the two acquisitions.

On June 24, 2009, Covenant Holdings entered into a stock acquisition and reorganization agreement with Hainan Jien Intelligent Engineering Co. Ltd. (Jien) and its stockholders. Pursuant to the terms of the agreement, Covenant Holdings acquired 100% of the common stock of Jien, representing 100% of its outstanding equity interests, in exchange for 1,350,000 shares of a public shell's common stock, which would acquire all of the rights and obligations of Covenant Holdings.  The acquisition stock price was initially valued at a provisional amount of $2 per share, which was the stock price for Covenant Holdings’ prior private capital raises. The Company changed its valuation stock price to $1.76 per share, which was determined by the volume weighted average stock price for the first day of trading of the Company’s common stock plus all private sales of Covenant Holdings’ common stock prior to the completion of the reverse merger with the Company.  Jien was incorporated in Hainan Province, People’s Republic of China in 1999.  Jien specializes in the design and installation of security and surveillance infrastructure to protect financial institutions and government agencies, and it also implements IC projects for commercial customers.

On June 24, 2009, Covenant Holdings entered into a stock acquisition and reorganization agreement with the Chongqing Sysway Information Technology Co. Ltd. (Chongqing Sysway) and its stockholders Pursuant to the terms of the agreement, Covenant Holdings acquired 100% of the common stock of Sysway, representing 100% of its outstanding equity interests, in exchange for 1,400,000 shares of a public shell's common stock, which would acquire all of the rights and obligations of Covenant Holdings.  The acquisition stock price was initially valued at a provisional amount of $2 per share, which was the stock price for Covenant Holdings’ prior private capital raises. The Company changed its valuation stock price to $1.76 per share, which was determined by the volume weighted average stock price for the first day of trading of the Company’s common stock plus all private sales of Covenant Holdings’ common stock prior to the completion of the reverse merger with the Company.   Chongqing Sysway was incorporated in the Chongqing City, Sichuan Province, PRC, in 1999 as a State Owned Enterprise (SOE).  In 2005, the two SOE shareholders sold their ownership shares to the other original minority shareholders, and since then, Chongqing Sysway began to operate as a private enterprise mainly engaged in systems integration services, including computer system installation, website design, and system firewall setup, particularly for tobacco industry.

For accounting purposes, the effective acquisition date of Jien and Chongqing Sysway is deemed to be July 1, 2009 as the results of any activity from June 24, 2009 through June 30, 2009 were deemed to be immaterial to the financial statements taken as a whole.

On December 24, 2009, Covenant Holdings entered into a share exchange agreement with Covenant Group.  Covenant Group agreed to exchange 9,380,909 shares of its common stock, on a one-for-one basis, for each share of Covenant Holdings shares held of record on the date of the closing. Concurrent with the share exchange agreement, one of Covenant Group’s shareholders agreed to cancel 4,500,000 shares out of 6,600,000 of the total issued and outstanding shares of Covenant Group in exchange for the immediate payment of $100,000.  He further agreed to cancel an additional 500,000 shares upon Covenant Holdings’ payment of the principal due on a note issued to the shareholder in the amount of $190,000, which, together with the $100,000 payment, represented the consideration for the acquisition of the shell company.  As of December 31, 2009, $90,000 of the $190,000 note payable was paid. The Share Exchange was being accounted for as a "reverse acquisition," since the Covenant Holdings shareholders own a majority of the outstanding shares of the Company's common stock immediately following the share exchange.  Covenant Holdings was deemed to be the accounting acquiror in the reverse acquisition.  Consequently, the assets and liabilities and the historical operations that were reflected in the financial statements prior to the share exchange were those of Covenant Holdings and were recorded at the historical cost basis of Covenant Holdings.  The consolidated financial statements after completion of the share exchange would include the assets and liabilities of the Company and Covenant Holdings, historical operations of Covenant Holdings and operations of the Company from the closing date of the share exchange.  As a result of the issuance of the shares of the Company’s common stock pursuant to the share exchange, a change in control of the Company occurred on the date of the consummation of the share exchange.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of Consolidation

The Consolidated financial statements include the accounts of Covenant Holdings, Jien, and Chongqing Sysway, All intercompany transactions and account balances are eliminated in consolidation.

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts and Retentions Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on historical collection activity, the Company had allowances of $78,356 at December 31, 2009.

At December 31, 2009, the Company had retentions receivable for product quality assurance of $1,089,556. The retention rate varies from 3% to 5% of the sales price with variable terms from 1 year to 3 years. $888,491 of the retentions receivable at December 31, 2009 are current and due within one year and $201,065 of the retentions receivable are noncurrent.

Inventories

Jien’s inventories are valued at the lower of cost or market with cost determined on a first in, first out basis. Chongqing Sysway’s inventories are valued at the lower of cost or market with cost determined on a specific identification method.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  Depreciation of property and equipment is provided using the straight-line method for substantially all assets with 5% salvage value and estimated lives ranging from 3 to 25 years as follows:

Building                                                      20 - 25 years
Leasehold improvements                         Shorter of lease term or 10 years
Vehicle                                                        5 - 10 years
Office Equipment                                      3 - 5 years

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  Based on its review, the Company believes that, as of December 31, 2009, there were no significant impairments of its long-lived assets.

Goodwill

Goodwill represents the excess of the fair value of the consideration transferred over the net of the acquisition date amount of identifiable assets acquired and the liability assumed. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, goodwill is not amortized but is tested for impairment annually, or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the fair value of the reporting unit, with the fair value of the reporting unit determined using a discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

Warranties

The Company offers warranty to its customers on its products for a period from three months to three years depending on the contract terms negotiated with the customers; most of warranty term is one year. The Company accrues for warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in the Company's selling expenses and other payable respectively, and is recorded at the time revenue is recognized. Factors that affect the Company's warranty liability include the number of sold equipment, its estimates of anticipated rates of warranty claims, costs per claim and estimated support labor costs and the associated overhead.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.  The Company’s warranty expense was immaterial for the period since business inception through December 31, 2009.

Income Taxes

The Company utilizes Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” codified in FASB ASC Topic 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (codified in FASB ASC Topic 740) on June 10, 2009.  As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48.  As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders equity.  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Covenant Holdings has US net operating loss of $690,724 at December 31, 2009.  A 100% valuation allowance has been established due to the uncertainty of its realization.

Jien is qualified as a small business in the construction industry in PRC.  The Company is subject to a 3% tax rate on net sales for 2009. Since the tax is based on sales, under US GAAP, it is not an income tax.  Accordingly, $108,315 was recorded as general and administrative expense for the period ended December 31, 2009.

Chongqing Sysway is governed by the Income Tax Law of the PRC concerning the private-run enterprises in Hi-Tech Zone, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the period since inception of business through December 31, 2009:

U.S. statutory rates		$61,335
Foreign tax rate less than U.S. statutory rate		(74,594)
Unrecognized tax benefit on US operating loss		234,846
Foreign income exempt from foreign income tax		(108,493)
Income tax expense	$	$ 113,094

Income tax expense consists of the following:

Current
Federal	$-
State	-
Foreign	113,094
Total current	113,094
Deferred
Federal	-
State	-
Foreign	-
Total deferred	-

Income tax expense	$113,094

Deferred tax assets (liabilities) consist of the following:

U.S. net operating loss
Deferred tax asset
U.S. net operating loss	$234,846
Less valuation allowance	(234,846)
Net deferred tax asset	$-

The valuation allowance for deferred tax assets as of December 31, 2009 was $234,846. The change in the total valuation for the period ended December 31, 2009 was an increase of $234,846.  The deferred tax asset arose from the net operating loss generated at the US parent company level. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible.  Management considered projected future taxable income and tax planning strategies in making this assessment.  The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104 (codified in FASB ASC Topic 480).  Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

The Company records its revenue when certain milestones as defined in the service contract are reached. These service contracts have clear milestones and deliverables with distinct values assigned to each milestone.  The milestones do not require the delivery of multiple elements as noted in Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21) (codified in FASB ASC Topic 605).  In accordance with SAB No. 104, the Company treats each milestone as an individual revenue agreement and only recognizes revenue for each milestone when all the conditions of SAB 104 defined earlier are met.

Sales revenue represents the invoiced value of goods and services, net of value-added tax (VAT).  Chongqing Sysway’s products that are sold and services that are provided in the PRC are subject to Chinese value-added tax of 17% of the gross sales price.  This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.  The Company recorded VAT payable and VAT receivable net of payments in the financial statements.  The VAT tax return is filed offsetting the payables against the receivables.

Jien is qualified as a small business so that all of the Company’s products sold or services provided in the PRC are subject to a fixed VAT rate of 4% of the gross sales price regardless of the VAT paid for 2009.  Sales revenue represents the invoiced value of goods or services, net of VAT.  This VAT cannot be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished.

The standard warranty of Jien is provided to its customers and is not considered an additional service; rather it is considered an integral part of the product and services’ sale. The Company believes that the existence of its standard product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply the EITF 00-21(codified in FASB ASC Topic 605) separation and allocation model for a multiple deliverable arrangement. FAS 5 (codified in FASB ASC Topic Warranty) specifically address the accounting for standard warranties and neither SAB 104 nor EITF 00-21 supersedes FAS 5. The Company believes that accounting for its standard warranty pursuant to FAS 5 does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

Chongqing Sysway provides post-contract support (PCS).  Maintenance revenues from ongoing customer support services are billed on an annual basis with the revenue being deferred and recognized ratably over the maintenance period. Chongqing Sysway does not charge for PCS services separately for the first year from the date the product is sold, accordingly, the Company believes that this type of PCS does not have to be accounted for as a separate unit in accordance with guidance provided by AICPA Statement of Position (SOP) 97-2, codified in FASB ASC Topic 985.

Cost of Revenue

Cost of goods sold consists primarily of material costs, labor costs, and related overhead which are directly attributable to the production of the service.  Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is similarly computed, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Since the company does not have any outstanding option or warrants, the basic and diluted EPS are the same.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivable.

The operations of the Company are located in the PRC.  Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” codified in FASB ASC Topic 230, cash flows from the Company's operations are calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents,   accounts receivable,   other receivables, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.


Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in United States Dollars (“USD”). The Company’s functional currency is the USD, while the Company’s wholly-owned Chinese subsidiaries’ functional currency is the Renminbi (“RMB”). The functional currencies of the Company’s foreign operations are translated into US$ for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned accumulated other comprehensive income (loss). Gains and losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations. There have been no significant fluctuations in the exchange rate for the conversion of RMB to USD after the balance sheet date.

Comprehensive Income (Loss)

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the period since inception of business through December 31, 2009 included net income and foreign currency translation adjustments.

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," codified in FASB ASC Topic 280, requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.  The Company consists of one reportable business segment.  All of the Company's assets are located in the PRC and its principal market is in the PRC.

New Accounting Pronouncements

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On June 10, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to evaluate the subsequent events through the date the financial statements are issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. The Company evaluated subsequent events through the date that the financial statements were issued.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

FASB ASC 820-10 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this standard relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007; however, it provides a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this standard for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of June 10, 2009.     The adoption of this standard did not have a material impact on its financial statements.

FASB ASC 820-10 provides additional guidance for Fair Value Measurements when the volume and level of activity for the asset or liability has significantly decreased. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on its financial statements.

FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard was adopted by the Company beginning June 10, 2009 and will change the accounting for business combinations on a prospective basis.

FASB ASC 350-30 and 275-10 amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The adoption of this standard did not have any impact on the Company’s financial statements.

FASB ASC 825-10 requires disclosures about the fair value of financial instruments for interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

FASB ASC 320-10 amends the other-than-temporary impairment guidance for debt and equity securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on its financial statements.

As of December 31, 2009, the FASB has issued Accounting Standards Updates (ASU) through No. 2009-17. None of the ASUs have had an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2009, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

3. INVENTORY

Inventory consisted of the following at December 31, 2009:

Raw material	$34,273
Work in process	230,826
$265,099

4. ACQUISITION

On June 24, 2009, Covenant Holdings entered into stock acquisition and reorganization agreements with Jien and Chongqing Sysway (note 1).

The operating results of these two acquires, Jien and Chongqing Sysway are included in the accompanying consolidated statements of operations from the acquisition date.  For convenience of reporting the acquisition for accounting purposes, July 1, 2009 has been designated as the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

	Jien	Chongqing Sysway	Total
Cash	$710,552	$44,098	$754,650
Accounts receivable	2,420,881	1,380,413	3,801,294
Retention receivable	271,770	1,084,047	1,355,817
Prepaid expenses	238,275	-	238,275
Advance to suppliers	-	1,661	1,661
Other receivables	154,237	132,186	286,423
Inventory	134,087	83,858	217,945
Property and equipment	45,102	37,265	82,367
Intangible assets-core software	-	152,256	152,256
Goodwill	572,020	902,303	1,474,323
Accounts payable	(1,442,990)	(991,463)	(2,434,453)
Other current liabilities	(182,370)	(25,499)	(207,869)
Unearned revenue	(108,245)	-	(108,245)
Tax payable	(405,263)	(337,125)	(742,388)
Short term loan	(32,056)	-	(32,056)
Purchase price	$2,376,000	$2,464,000	$4,840,000

The fair value of the consideration transferred was initially valued at a provisional amount of $2 per share, which was the stock price determined at $2 per share for the proposed capital raise. The Company changed its valuation on stock price to $1.76 per share that was determined at volume weighted average stock price for the first day of trading of the Company upon completion of the reverse merge.  The excess of the fair value of the consideration transferred over the net of the acquisition date amounts of identifiable assets acquired and liabilities assumed was allocated to goodwill.

The following pro forma consolidated results of operations of the Company for the years ended December 31, 2009 and 2008 presents the consolidated operations of the Covenant as if the acquisition of Jien and Chongqing Sysway occurred on January 1, 2009 and 2008, respectively.

	For the Years Ended December 31, Pro forma Consolidated
	2009	2008
Net revenue	$11,890,797	$10,478,795
Cost of revenue	(9,059,047)	(8,230,074)
Gross profit	2,831,750	2,248,721
Total operating expenses	(1,658,724)	(1,135,204)
Income from operations	1,173,026	1,113,517
Non-operating income (expenses)	(290,768)	191,899
Income tax	(169,576)	(181,060)
Net income	$712,682	$1,124,356

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2009:

Vehicle	$8,979
Office equipment	71,799
Leasehold Improvement	12,251
Subtotal	93,029
Less: Accumulated depreciation	(30,863)
$62,166

Depreciation expense for the period since business inception through December 31, 2009 was $ 30,851.

6. OTHER RECEIVABLES

Other receivables consisted of the following at December 31, 2009:

Short term advance to third parties	$180,043
VAT tax payable from late received purchase invoices	25,034
Advance to staffs	71,630
Retention for sales contracts	2,819
Tax rebate	7,356
Deposits	11,717
$298,599

7. DUE FROM SHAREHOLDERS

Due from shareholders primarily represents a dividend paid by Chongqing Sysway to its original shareholders in the amount of $322,061. This dividend amount was in excess of Chongqing Sysway’s distributable reserves by approximately $230,000 and beyond that which the original shareholders of Chongqing Sysway were entitled to under the stock acquisition agreements the Company entered into with the original shareholders of Jien and Chongqing Sysway. The original Chongqing Sysway shareholders have agreed to repay the full $322,061 dividend to Chongqing Sysway by April 15, 2010 and have executed a non-interest bearing promissory note in the favor of Chongqing Sysway to this effect.

8. INTANGIBLE ASSETS

Intangible assets mainly consisted of computer core software that was developed by the Company for sale. The Company amortizes the software over 5 years. Amortization expense of intangible assets for the period from business inception through December 31, 2009 was approximately $15,228.  Annual amortization expense for the next five years is expected to be as follows:

Year 2010	2011	2012	2013	2014
$ 30,460	$ 30,460	$ 30,460	$ 30,460	$ 15,230

9. TAX PAYABLE

Tax payable consisted of the following at December 31, 2009:

Income tax payable	$383,327
Value added tax payable	151,462
Sales and business tax payable	(6,707)
Other taxes payable	18,530
$546,613

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2009:

Warranty provision	$48,475
Short term cash advance from third parties	216,031
Sales and business tax payable	177,212
$441,718

11. COMMON STOCK

Effective November 10, 2009, the Company and the lender of the three bridge loans have agreed to cancel the promissory note of $399,870. In lieu of principal and interest payments due to the lender, the Company issued 200,909 shares of the Company’s common stock to the lender.

Pursuant to the confidential private placement memorandum dated November 24, 2009, the Company was offering to sell up to 750,000 shares at $2.00 per share, with a minimum purchase of 10,000 Shares per investor, requiring a minimum investment of $20,000, with a minimum total quantity of 150,000 Shares ($300,000) that must be subscribed for by all investors to affect a closing and avoid termination of the Offering. At December 16, 2009, the Company sold 200,000 shares through the private placement, which were converted into publicly-traded securities upon the Company’s merger with a public shell company on December 24, 2009.

12. DIVIDEND PAYABLE

The Company declared 30% dividend of Jien and Chongqing Sysway’s 2008 net income to Jien and Chongqing Sysway’s original shareholders and management as part of the acquisition agreement dated June 24, 2009. The dividend declared for Jien and Chongqing Sysway was $200,608 and $151,614, respectively, and has been recorded as dividend payable at December 31, 2009.

As part of the acquisition agreement, the Company also agreed to pay the original shareholders and management of Jien and Chongqing Sysway a 30% dividend on 2009 year end profits. The dividend declared and was recorded as dividend payable for Jien was $277,653; and $91,237 for Chongqing Sysway which was the retained earnings that were available for declaring at December 31, 2009.

13. MAJOR CUSTOMERS

Four customers accounted for 54% of the total sales for the period since business inception through December 31, 2009, each customer accounted for 19%, 13%, 11%, and 11%, respectively. At December 31, 2009, the total receivable balance due from these customers was $ 902,761.

Three suppliers accounted for 56% of the total purchases for the period since business inception through December 31, 2009, each vendor accounted for 23%, 23% and 10%, respectively. At December 31, 2009, the total payable due to these vendors was $ 893,686.

14. SHORT TERM LOANS

During the year ended December 31, 2009, the Company borrowed $37,600 (RMB 257,000) from Shenzhen Development Bank. The loan bears interest at 5.832 per year and is due in February 2010. The loan was paid off subsequent to December 31, 2009.

15. NOTE PAYABLE

Note payable represented $100,000 remaining balance from a $190,000 promissory note issued to the former shareholder of Covenant Group for cash consideration for the acquisition of the shell company.

16. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, PRC subsidiaries of  the Company are   required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The PRC subsidiaries of the Company are only required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  The Company had $67,737 in this reserve at December 31, 2009.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income to this fund.  The Company did not make any contribution to this fund for the period since business inception through December 31, 2009.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

Pursuant to the "Circular of the Ministry of Finance (MOF) on the Issue of Corporate Financial Management after the Corporate Law Enforced" (No.67 [2006]), effective on April 1, 2006, issued by the MOF, companies transferred the balance of SCWF (Statutory Common Welfare Fund) as of December 31, 2005 to Statutory Surplus Reserve. Any deficit in the SCWF was charged in turn to Statutory Surplus Reserve, additional paid-in capital and undistributed profit of previous years. If a deficit still remains, it should be transferred to retained earnings and be reduced to zero by a transfer from after tax profit of following years. At December 31, 2005, the Company did not have a deficit in the SCWF.

17. COMMITMENTS

Jien leased its office under long term, non-cancelable, and renewable operating lease agreements on November 8, 2007 with expiration date on November 7, 2009.  Upon expiration, the Company renewed the lease for a period from November 8, 2009 to November 7, 2012, with monthly rent of approximately $3,600 (RMB 24,509). Annual rental expense is approximately $43,200 for the years ended December 31, 2010 and 2011, and approximately $36,000 for 2012.

Chongqing Sysway leased its office under one year, non-cancelable, and renewable operating lease agreement on December 1, 2007 with expiration date on November 30, 2008. After the lease expiration, the Company leases this office month-by-month with monthly rent of approximately $2,530 (RMB 17,232).

Total rental expense for the period since business inception through December 31, 2009 was approximately $43,839.

18. CONTINGENCIES

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’ s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company’s sales, purchases and expenses transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

19. SUBSEQUENT EVENTS

On January 31, 2010, the Company entered into an equity credit agreement with an institutional investor providing the Company with the right, but not the obligation, to issue shares of its common stock at any time and from time to time during the next two years for gross proceeds of up to $20,000,000. The Company may require the investor to purchase shares of its common stock from time to time under the equity credit agreement by delivering a put notice specifying the total purchase price for the shares to be purchased. The investment amount may not be greater than the lesser of (a) $1,000,000 or (b) 300% of the average dollar volume (closing bid price times the volume on the OTC Bulletin Board for a trading day) for the 20 trading days preceding the put notice. The purchase price per share for the shares to be purchased for the investment amount will be 94% of the lowest closing bid price on the OTC Bulletin Board during the five trading days following the put notice.

The Company also agreed to issue to the investor warrants to purchase an additional 300,000 shares of its common stock during a five year period at an exercise price of $2.00 per share. The warrant will be issued to the investor upon the effectiveness of a registration statement on Form S-1 to be filed with the Securities and Exchange Commission (SEC).  The warrant will be exercisable in whole or in part upon issuance and will remain exercisable for a five year period.

The Company also entered into a registration rights agreement as part of the transaction. The registration rights agreement requires the Company to prepare promptly, and file with the SEC within 60 days, the registration statement for the resale of the shares of common stock issuable upon exercise of the warrant.

On January 12, 2010, the Company formed a wholly owned subsidiary – Pandaz LLC, a Delaware LLC (Pandaz Delaware). On January 13, 2010, Pandaz Delaware entered into an asset purchase agreement with The Pandaz LLC, a Nevada LLC, for purchasing certain assets and intellectual property associated with s dealer and customer interface, vehicle search function and automobile purchasing website that the company is tentatively looking to implement in China through one of the subsidiaries.  The total purchase consideration was $25,000, of which, $10,000 was paid as the forgiveness of a bridge loan that the Company provided to the seller on January 7, 2010, and $15,000 was paid as a one-time cash payment.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2010.

Covenant Group of China Inc.

By:	/s/ Kenneth Wong
Name: Kenneth Wong
Title: President

By:	/s/ Justin D. Csik
Name: Justin D. Csik
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Power of Attorney

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each of the undersigned hereby appoints Kenneth Wong and Justin D. Csik his true and lawful attorney-in-fact and agent, for him and in his name and place, to sign the name of the undersigned in the capacity or capacities indicated below to the Annual Report of Covenant Group of China Inc. on Form 10-K for the year ended December 31, 2009 and any and all amendments to such Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with all necessary or appropriate governmental or other entities, including, but not limited to, the Securities and Exchange Commission, granting to such attorney-in-fact and agent full power and authority to perform each act necessary to be done as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Fredric Rittereiser	Chairman of the Board of Directors	March 31, 2010
Fredric Rittereiser

/s/ Kenneth Wong	President and Director	March 31, 2010
Kenneth Wong

/s/ K. Ivan F. Gothner	Director	March 31, 2010
K. Ivan F. Gothner

INDEX TO EXHIBITS

The following is a complete list of Exhibits filed as part of this Annual Report:

Exhibit Number	Description
2.1
Share Exchange Agreement by and among Covenant Group Holdings Inc., Covenant Group of China Inc. (formerly Everest Resources Corp.), and the Shareholders of Covenant Group Holdings Inc., dated as of December 24, 2009.  (Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Registrant filed on December 31, 2009)

3.1
Articles of Incorporation of Covenant Group of China Inc. (formerly Everest Resources Corp.) (Incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of the Registrant filed on August 30, 2007)

3.2
Certificate of Amendment to the Articles of Incorporation of Covenant Group of China Inc. (formerly Everest Resources Corp.) (Incorporated herein by reference to Exhibit 3(i).1 to the Current Report on Form 8-K of the Registrant filed on December 31, 2009)

3.3
Bylaws of Covenant Group of China Inc. (formerly Everest Resources Corp.) (Incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of the Registrant filed on August 30, 2007)

3.4
Amendment to Bylaws of Covenant Group of China Inc. (formerly Everest Resources Corp.) (Incorporated herein by reference to Exhibit 3(ii).2 to the Current Report on Form 8-K of the Registrant filed on December 31, 2009)

4.1
Specimen Stock Certificate of Covenant Group of China Inc. (formerly Everest Resources Corp.) (Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant filed on December 31, 2009)

4.2	Form of Common Stock Purchase Warrant (Incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of the Registrant filed on February 4, 2010)
10.1
Stock Acquisition and Reorganization Agreement dated as of June 24, 2009, between Covenant Group Holdings Inc. and Chongqing HongSheng Information Sysway Industry Co, Ltd. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant filed on December 31, 2009)

10.2
Stock Acquisition and Reorganization Agreement dated as of June 24, 2009, between Covenant Group Holdings Inc. and Hainan JIEN Intelligent Engineering Co. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Registrant filed on December 31, 2009)

10.3
Promissory Note of Covenant Group Holdings Inc. in favor of Gary Sidhu in the principal amount of $190,000 (Incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 10-K of the Registrant filed on December 31, 2009)

10.4
Registration Rights Agreement dated January 31, 2010 between Covenant Group of China Inc. and Southridge Partners II, LP (Incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of the Registrant filed on February 4, 2010)

10.5
Equity Credit Agreement dated January 31, 2010 between Covenant Group of China Inc. and Southridge Partners II, LP (Incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of the Registrant filed on February 4, 2010)

10.6	Share Entrustment Agreement dated March 26, 2010 among Covenant Group of China Inc., Chongqing HongSheng Information Sysway Industry Co, Ltd., Shi Quansheng, Song Xiaozhong, Song Guangwei and Yuan Rui
10.7	Share Entrustment Agreement dated March 22, 2010 among Covenant Group of China Inc., Hainan JIEN Intelligent Engineering Co., Ma Bing Feng and Dai Qing Hua
10.8	Amendment to the Share Cancellation and Loan Agreement among Covenant Group of China Inc., Covenant Group Holdings Inc, and Gary Sidhu
10.9
Promissory Note of Shi Quansheng, Song Xiaozhong, Song Guangwei and Yuan Rui in favor of Chongqing HongSheng Information Sysway Industry Co, Ltd. in the principal amount of 2,200,000 RMB dated March, 23, 2010

16.1	Letter from Manning Elliott LLP dated December 31, 2009 (Incorporated herein by reference to Exhibit 16.1 to the Current Report on Form 10-K of the Registrant filed on December 31, 2009)
21	List of subsidiaries of the Company