Form 10-Q
period 2010-03-31
COVENANT GROUP OF CHINA INC
filed 2010-05-17
CIK 1410725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

☐  Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

000-53463
(Commission file number)

COVENANT GROUP OF CHINA INC.
(Exact name of small business issuer as specified in its charter)

Nevada	68-0677260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Two Bala Plaza, Suite 300 Bala Cynwyd, PA 19004
(Address of principal executive offices)

(610) 660-7828
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      ☒                 No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, Every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     ☐                 No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☒             No   ☐

On May 17, 2010, 9,858,909 shares of the registrant's common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements
COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalent	$1,273,928	$969,271
Accounts receivable, net	1,492,206	2,156,112
Retentions receivable	268,105	344,428
Other receivables	171,897	234,066
Prepayment and deposits	37,543	98,537
Inventories	263,810	102,950

Total current assets	3,507,489	3,905,364

NON-CURRENT ASSETS
Retentions receivable	236,731	146,451
Property, plant and equipment, net	27,702	21,794
Goodwill	572,020	572,020
Intangible assets	25,000	-

Total non-current assets	861,453	740,265

Assets of discontinued operations	-	4,162,726

Total assets	$4,368,942	$8,808,355

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$261,928	$37,638
Note payable	-	100,000
Accounts payable	440,208	983,656
Unearned revenue	192,479	155,432
Taxes payable	18,570	9,980
Other payables and accrued liabilities	280,658	438,774
Dividend payable	478,394	478,260

Total current liabilities	1,672,237	2,203,740

Liabilities of discontinued operations	-	1,616,586

Total liabilities	1,672,237	3,820,326

STOCKHOLDERS' EQUITIY
Common stock, $0.00001 par value, 20,000,000 shares authorized, 11,280,909 shares issued and 9,880,909 shares outstanding as of March 31, 2010, and 11,480,909 shares issued and outstanding as of December 31, 2009 respectively	113	115
Additional paid-in capital	6,100,020	5,572,018
Statutory surplus reserve	67,737	67,737
Accumulated deficit	(681,174)	(647,735)
Accumulated other comprehensive loss	(1,938)	(4,106)
	5,484,758	4,988,029

Less: treasury stock, at cost; 1,400,000 shares of common stock	(2,788,053)	-

Total stockholders' equity	2,696,705	4,988,029

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,368,942	$8,808,355

See accompanying notes to financial statements.

COVENANT GROUP OF CHINA INC.
CONSOLIDATED STATEMENT OF OPERATION AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)

NET SALES	$1,425,941

COST OF SALES	1,006,965

GROSS PROFIT	418,976

OPERATING EXPENSES
Selling expenses	16,093
General and administrative expenses	244,323

Total Operating Expenses	260,416

INCOME FROM OPERATIONS	158,560

OTHER INCOME (EXPENSES)
Other income	199
Other expense	(202)
Loss on settlement of debt	(428,000)
Interest expense	(4,259)

Total Other Expenses, net	(432,262)

NET LOSS	(273,702)

OTHER COMPREHENSIVE INCOME
Foreign currency translation	2,168

COMPREHENSIVE LOSS	$(271,534)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	10,063,131

BASIC AND DILUTED NET LOSS PER SHARE	$0.00

See accompanying notes to financial statements.

COVENANT GROUP OF CHINA INC.
CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
$(273,702)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	1,832
Change in allowance for doubtful accounts	(10,301)
Loss on disposal of fixed assets	115
Loss on settlement of debt	428,000
(Increase) decrease in current assets:
Accounts receivable	674,750
Retentions receivable	(13,819)
Other receivables	62,229
Prepayment and deposits	61,016
Inventory	(160,817)
Increase (decrease) in current liabilities:
Accounts payable	(543,674)
Unearned revenue	37,001
Accrued liabilities and other payables	(158,224)
Taxes payable	8,587

Net cash provided by operating activities	112,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(32,848)

Net cash used in investing activities	(32,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans	224,260

Net cash provided by financing activities	224,260

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	252

NET INCREASE IN CASH & CASH EQUIVALENTS	304,657

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	969,271

CASH & CASH EQUIVALENTS, END OF PERIOD	$1,273,928

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax paid	$18,578
Interest paid	$681

Supplemental disclosure of non-cash investing activities:
Net assets of discontinued operations	$2,788,053

See accompanying notes to financial statements.

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(unaudited)
1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Covenant Group of China Inc. (Covenant Group or the Company) (FKA: Everest Resources Corp.) was incorporated in the State of Nevada on November 8, 2006. On December 24, 2009, Covenant Group entered into and closed on a share exchange agreement with Covenant Group Holdings Inc. (Covenant Holdings), a privately held company incorporated under the laws of the State of Delaware. Pursuant to the share exchange agreement, Covenant Group acquired all of the issued and outstanding capital stock of Covenant Holdings in exchange for 9,380,909 shares of common stock.  Prior to the acquisition of Covenant Holdings, the Company was in the development stage and had minimal business operations.

Covenant Holdings was formed in the State of Delaware on June 10, 2009 to acquire equity interests in private Chinese operating companies and providing these companies with strategic support. The total number of Covenant Holdings shares authorized for issuance is 20,000,000 with $0.00001 par value.  Covenant Holdings identified companies that focus on IT applications in Government mandated areas such as communications and media, government manufacturing and security and surveillance. There was no significant activity from June 10, 2009 through December 31, 2009 except for two acquisitions.

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

On June 24, 2009, Covenant Holdings entered into a stock acquisition and reorganization agreement with Chongqing Sysway Information Technology Co. Ltd. (Chongqing Sysway) and its stockholders. Pursuant to the terms of the agreement, Covenant Holdings acquired 100% of the common stock of Chongqing Sysway, representing 100% of its outstanding equity interests, in exchange for 1,400,000 shares of a public shell's common stock, which would acquire all of the rights and obligations of Covenant Holdings.  The acquisition stock price was initially valued at a provisional amount of $2 per share, which was the stock price for Covenant Holdings’ prior private capital raises. The Company changed its valuation stock price to $1.76 per share, which was determined by the volume weighted average stock price for the first day of trading of the Company’s common stock plus all private sales of Covenant Holdings’ common stock prior to the completion of the reverse merger with the Company.   Chongqing Sysway was incorporated in Chongqing City, Sichuan Province, PRC, in 1999 as a State Owned Enterprise (SOE). Since 2005, Chongqing Sysway has operated as a private enterprise mainly engaged in systems integration services, including computer system installation, website design, and system firewall setup, particularly for the tobacco industry.

For accounting purposes, the effective acquisition date of Jien and Chongqing Sysway is deemed to be July 1, 2009 as the results of any activity from June 24, 2009 through June 30, 2009 were deemed to be immaterial to the financial statements taken as a whole.

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(unaudited)

On December 24, 2009, Covenant Holdings entered into a share exchange agreement with Covenant Group.  Covenant Group agreed to exchange 9,380,909 shares of its common stock, on a one-for-one basis, for each share of Covenant Holdings shares held of record on the date of the closing. Concurrent with the share exchange agreement, one of Covenant Group’s shareholders agreed to cancel 4,500,000 shares out of 6,600,000 of the total issued and outstanding shares of Covenant Group in exchange for the immediate payment of $100,000.  He further agreed to cancel an additional 500,000 shares upon Covenant Holdings’ payment of the principal due on a note issued to the shareholder in the amount of $190,000, which, together with the $100,000 payment, represented the consideration for the acquisition of the shell company.  As of December 31, 2009, $90,000 of the $190,000 note payable was paid. During the first quarter of 2010, the 500,000 shares were cancelled and the Company issued 300,000 shares to this shareholder in lieu of the payment for the note payable of $100,000. In May of 2010, the Company and this shareholder agreed to revise and reduce the 300,000 shares to 70,000 shares. The Share Exchange was being accounted for as a "reverse acquisition," since the Covenant Holdings shareholders own a majority of the outstanding shares of the Company's common stock immediately following the share exchange.  Covenant Holdings was deemed to be the accounting acquiror in the reverse acquisition.  Consequently, the assets and liabilities and the historical operations that were reflected in the financial statements prior to the share exchange were those of Covenant Holdings and were recorded at the historical cost basis of Covenant Holdings.  The consolidated financial statements after completion of the share exchange would include the assets and liabilities of the Company and Covenant Holdings, and the historical operations of Covenant Holdings and operations of the Company from the closing date of the share exchange.  As a result of the issuance of the shares of the Company’s common stock pursuant to the share exchange, a change in control of the Company occurred on the date of the consummation of the share exchange.

The Company's Board of Directors decided on April 30, 2010, to terminate and rescind the Acquisition Agreement with Chongqing Sysway due to several breaches of the agreement by Chongqing Sysway, including the failure of the prior owners of Chongqing Sysway to repay a dividend paid to them by Chongqing Sysway in excess of that permitted under the agreement and under China law and the failure of Chongqing Sysway and its prior owners to cooperate with the Company in the preparation of its financial statement disclosures required under United States securities laws. As a result of the termination and rescission of the agreement, the Company will transfer all of the shares of capital stock of Chongqing Sysway to the prior owners of Chongqing Sysway, and the 1,400,000 shares of common stock of the Company issued in exchange for the shares of capital stock of Chongqing Sysway will be returned to the Company and treated as treasury shares. The intent of this transaction is to return the Company, Chongqing Sysway, and the prior owners of the capital stock of Chongqing Sysway to their status prior to the completion of the acquisition by the Company of the capital stock of Chongqing Sysway on December 24, 2009.

On January 12, 2010, the Company formed a wholly owned subsidiary – Pandaz LLC, a Delaware LLC (Pandaz Delaware). On January 13, 2010, Pandaz Delaware entered into an asset purchase agreement with The Pandaz LLC, a Nevada LLC, for certain assets and intellectual property associated with an automobile dealer and customer interface, vehicle search function and automobile purchasing website that the company is tentatively looking to implement in China.  The total purchase consideration was $25,000, of which, $10,000 was paid as the forgiveness of a bridge loan that the Company provided to the seller on January 7, 2010 and $15,000 was paid as a one-time cash payment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of Consolidation

The consolidated financial statements include the accounts of Covenant Holdings, Covenant Group, Pandaz Delaware and Jien. All intercompany transactions and account balances are eliminated in consolidation.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(unaudited)

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

Accounts and Retentions Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on historical collection activity, the Company had allowances of $4,505 at March 31, 2010 and $78,356 at December 31, 2009.

At March 31, 2010, the Company had retentions receivable for product quality assurance of $504,836. At December 31, 2009, the Company had $490,879 of retentions receivable. The retention rate varies from 3% to 5% of the sales price, with variable terms from 1 year to 3 years. $268,105 and $344,428 of the retentions receivable at March 31, 2010 and December 31, 2009, respectively, are current and due within one year; $236,731 and $146,451 of the retentions receivable are treated as long term assets at March 31, 2010 and December 31, 2009, respectively.

Inventories

Jien’s inventories are valued at the lower of cost or market with cost determined on a first-in, first-out basis.

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

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(unaudited)

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  Based on its review, the Company believes that, as of March 31, 2010, there were no significant impairments of its long-lived assets.

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

Warranties

The Company offers a warranty to its customers on its products for a period from three months to three years depending on the contract terms negotiated with the customers; most of warranty term is one year. The Company accrues for warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in the Company's selling expenses and other payables respectively, and is recorded at the time revenue is recognized. Factors that affect the Company's warranty liability include the number of sold equipment, its estimates of anticipated rates of warranty claims, costs per claim and estimated support labor costs and the associated overhead.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.  The Company’s warranty expense was immaterial for the three months ended March 31, 2010.

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

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(unaudited)

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

Covenant Holdings had a US net operating loss of $818,290 at March 31, 2010 and $690,724 at December 31, 2009.  A 100% valuation allowance has been established due to the uncertainty of its realization.

Covenant Group of China and Pandaz Delaware had US net operating loss of $16,918 and $8,400 at March 31, 2010, respectively.

Jien is qualified as a small business in the construction industry in the PRC.  The Company is subject to a 1.76% and 3% tax rate on net sales for 2010 and 2009. Since the tax is based on sales, under US GAAP, it is not an income tax.  Accordingly, $25,695 was recorded as general and administrative expense for the three months ended March 31, 2010.

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the three months ended at March 31, 2010:

U.S. statutory rates	$(93,059)
Foreign tax rate less than U.S. statutory rate	(27,645)
Unrecognized tax benefit on US operating loss	51,980
Non tax deductible expense for US company	145,520
Foreign income exempt from foreign income tax	(76,796)
Income tax expense	$-

Deferred tax assets (liabilities) consist of the following:

U.S. net operating loss
Deferred tax asset
U.S. net operating loss	$51,980
Less valuation allowance	(51,980)
Net deferred tax asset	$-

The valuation allowance for deferred tax assets as of March 31, 2010 was $286,826. The change in the total valuation for the three months ended March 31, 2010 was an increase of $51,980.  The deferred tax asset arose from the net operating loss generated at the US parent company level. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible.  Management considered projected future taxable income and tax planning strategies in making this assessment.  The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(unaudited)

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

Jien is qualified as a small business so that all of the Company’s products sold or services provided in the PRC are subject to a fixed VAT rate of 4% of the gross sales price regardless of the VAT paid for 2010.  Sales revenue represents the invoiced value of goods or services, net of VAT.  This VAT cannot be offset by VAT paid by the Company on equipment and other materials included in the cost of completing contracts with customers.

The standard warranty of Jien is provided to its customers and is not considered an additional service; rather it is considered an integral part of the product and services’ sale. The Company believes that the existence of its standard product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply the EITF 00-21(codified in FASB ASC Topic 605) separation and allocation model for a multiple deliverable arrangement. FAS 5 (codified in FASB ASC Topic Warranty) specifically addresses the accounting for standard warranties, and neither SAB 104 nor EITF 00-21 supersedes FAS 5. The Company believes that accounting for its standard warranty pursuant to FAS 5 does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

Cost of Revenue

Cost of goods sold consists primarily of material costs, labor costs, and related overhead which are directly attributable to the production of the service.  Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Basic and Diluted Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is similarly computed, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Since the company does not have any outstanding options or warrants, the basic and diluted EPS are the same.

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(unaudited)

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of March 31, 2010, the Company did not have any financial instruments that are required to be presented on the balance sheet at fair value.

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in United States Dollars (“USD”). The Company’s functional currency is the USD, while the Company’s wholly-owned Chinese subsidiaries’ functional currency is the Renminbi (“RMB”). The functional currencies of the Company’s foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned accumulated other comprehensive income (loss). Gains and losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations. There have been no significant fluctuations in the exchange rate for the conversion of RMB to USD after the balance sheet date.

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(unaudited)
Comprehensive Income (Loss)

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2010 included net income and foreign currency translation adjustments.

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

New Accounting Pronouncements

On February 25, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. Subsequent events have been evaluated through the date the financial statements were issued.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2010, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

3. INVENTORY

Inventory consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Raw Material	$52,204	$20,056
Work in Process	211,606	82,894
Total	$263,810	$102,950

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(unaudited)

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

The Company's Board of Directors decided on April 30, 2010 to terminate and rescind the Acquisition Agreement with Chongqing Sysway due to several breaches of the agreement by Chongqing Sysway, including the failure of the prior owners of Chongqing Sysway to repay a dividend paid to them by Chongqing Sysway in excess of that permitted under the agreement and under China law and the failure of Chongqing Sysway and its prior owners to cooperate with the Company in the preparation of its financial statement disclosures required under United States securities laws.

The following pro forma consolidated results of operations of the Company for the three months ended March 31, 2009 presents the consolidated operations of the Company as if the acquisition of Jien occurred on January 1, 2009.

For the Three months Ended March 31, 2009

Net revenue	$2,028,041
Cost of revenue	(1,575,432)
Gross profit	452,609
Total operating expenses	(144,529)
Income from operations	308,080
Non-operating expenses	(1,302)
Income tax	-
Net income	$306,778

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(unaudited)

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Vehicle	$7,336	$-
Office equipment	30,618	32,876
Leasehold Improvement	12,254	12,251
Subtotal	50,208	45,127
Less: Accumulated depreciation	(22,506)	(23,333)
	$27,702	$21,794

Depreciation expense for the three months ended March 31, 2010 was $1,832.

6. OTHER RECEIVABLES

Other receivables consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Short term advance to third parties	$109,778	$180,043
Advance to staffs	60,654	42,307
Deposit	1,465	11,716
	$171,897	$234,066

7. INTANGIBLE ASSETS

Intangible assets of $25,000 at March 31, 2010 mainly consisted of website operating software with vehicle search function, manufacture’s code and dealer interface capabilities for the amount of $15,000 and intellectual property for technical information for the amount of $10,000, which were purchased by Pandaz Delaware during the three months ended March 31, 2010.  The amortization for the intangible assets for the three months ended March 31, 2010 was immaterial.

8. TAX PAYABLE

Tax payable consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Income tax payable	$45,718	$38,590
Business tax payable	(14,220)	(26,346)
Other taxes payable	(12,928)	(2,264)
	$18,570	$9,980

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(unaudited)

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Warranty provision	$44,094	$48,475
Short term advance from third parties	132,695	216,031
Sales and business tax payable	103,869	174,268
	$280,658	$438,774

10. COMMON STOCK

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

During the first quarter of 2010, one shareholder cancelled 500,000 shares of the Company’s stock that was originally held as collateral for a note arising from the share exchange transaction on December 24, 2009 with an outstanding balance of $100,000. The Company issued 300,000 shares to this shareholder in lieu of the payment for the note payable of $100,000 (Note 14).

11. DIVIDEND PAYABLE

The Company declared a 30% dividend of Jien’s 2008 net income to Jien’s original shareholders and management as part of the acquisition agreement dated June 24, 2009. The dividend declared for Jien was $200,608, and has been recorded as a dividend payable at December 31, 2009. As part of the acquisition agreement, the Company also agreed to pay the original shareholders and management of Jien a 30% dividend on 2009 year end profits. The dividend was declared and was recorded as a dividend payable for Jien in the amount of $277,653, which was the retained earnings that were available for declaring a dividend at December 31, 2009.

At March 31, 2010, the dividend payable was approximately $478,000.

12. MAJOR CUSTOMERS

Three customers accounted for 85% of the total sales for the three months ended March 31, 2010, and these three customers accounted for 39%, 28% and 17%, respectively. At March 31, 2010, the total receivable balance due from these customers was $757,677.

Two suppliers accounted for 76% of the total purchases for the three months ended March 31, 2010 and these two vendors accounted for 63% and 13%, respectively. At March 31, 2010, the total payable due to these vendors was $253,322.

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(unaudited)

13. SHORT TERM LOANS

During the three months ended March 31, 2010, the Company borrowed $261,928 (RMB 1,788,000) from Shenzhen Development Bank. The loan bears interest at 5.59% per year and is due on June 26, 2010.  This loan is collateralized by $393,971 (RMB 2,689,360) of accounts receivable.

At December 31, 2009, the Company had borrowed $37,600 from Shenzhen Development Bank with interest at 5.832% per year, due in February of 2010; this loan was paid in full upon maturity.

14. NOTE PAYABLE

At December 31, 2009, note payable represented the $100,000 remaining balance from a $190,000 promissory note issued to a former majority shareholder of Covenant Group plus cash consideration for the acquisition of the shell company. This note was settled by issuing the shareholder 300,000 common shares of the Company with a fair value of $528,000, resulting in a loss on settlement of $428,000.  In May of 2010, the Company and this shareholder agreed to revise and reduce the 300,000 shares to 70,000 shares.

15. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, PRC subsidiaries of the Company are   required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The PRC subsidiaries of the Company are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  The Company had $67,737 in this reserve at March 31, 2010.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income.  The Company did not make any contribution to this fund for the period since business inception through March 31, 2010.

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

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(unaudited)

16. COMMITMENTS

Jien leased its office under a long term, non-cancelable, and renewable operating lease agreement on November 8, 2007, with an expiration date of November 7, 2009.  Upon expiration, the Company renewed the lease for a period from November 8, 2009 to November 7, 2012, with monthly rent of approximately $3,600 (RMB 24,509). Annual rental expense is approximately $43,200 for the years ended December 31, 2010 and 2011, and approximately $36,000 for 2012. For the three months ended March 31, 2010, the rental expense was $10,770.

17. DISPOSAL OF SUBSIDIARY

The Company records discontinued operations if both of the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (b) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. During a period in which a component of the Company either has been disposed of or is classified as held for sale, the income statement of the Company for current and prior periods shall report the results of operations of the component, including any gain or loss recognized in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (codified in FASB ASC Topic 360) in discontinued operations. The results of operations of a component classified as held for sale shall be reported in discontinued operations in the period(s) in which they occur. The results of discontinued operations, less applicable income taxes (benefit), shall be reported as a separate component of income before extraordinary items and the cumulative effect of accounting changes (if applicable).

The Company's Board of Directors decided on April 30, 2010 to terminate and rescind the Acquisition Agreement with Chongqing Sysway due to several breaches of the agreement by Chongqing Sysway, including the failure of the prior owners of Chongqing Sysway to repay a dividend paid to them by Chongqing Sysway in excess of that permitted under the agreement and under China law and the failure of Chongqing Sysway and its prior owners to cooperate with the Company in the preparation of the financial statement disclosures required under United States securities laws.

As a result of the termination and rescission of the agreement, the Company will transfer all of the shares of capital stock of Chongqing Sysway to the prior owners of Chongqing Sysway, and the 1,400,000 shares of common stock of the Company issued in exchange for the shares of capital stock of Chongqing Sysway will be returned to the Company and treated as treasury shares. The intent of this transaction is to return the Company, Chongqing Sysway, and the prior owners of the capital stock of Chongqing Sysway to their status prior to the completion of the acquisition by the Company of the capital stock of Chongqing Sysway on December 24, 2009. For convenience of reporting for accounting purposes, January 1, 2010 has been designated as the date of rescission.

The assets and liabilities of Chongqing Sysway have been reclassified at December 31, 2009 as assets of discontinued operations and liabilities of discontinued operations.

Identifiable net assets Chongqing Sysway as of December 31, 2009 were as follows:

Cash & cash equivalents	$413,093
Accounts receivable, net	1,456,008
Other current assets	1,159,231
Goodwill	902,303
Other noncurrent assets	232,091
Total assets	$4,162,726

Accounts payable	$829,444
Tax payable	536,633
Dividend payable	242,851
Other current liabilities	7,658
Total liabilities	$1,616,586

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(unaudited)

18. CONTINGENCIES

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’ s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company’s sales, purchases and expenses transactions are denominated in RMB, and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

19. EQUITY CREDIT AGREEMENT

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

As of March 31, 2010, the Company has not made any requirements to the investor.

20. SUBSEQUENT EVENT

On April 22, 2010, the company entered into a bridge loan agreement to obtain $120,000 in short-term financing from a private investor.   In addition, 200,000 restricted common stock shares were issued to this investor in connection with this financing.   The entire principal balance will be payable in full three months from April 22, 2010.

On May 13, 2010, the Company and the Company’s shareholder (the $100,000 note holder as described in Note 1 and Note 14) entered into a Second Amendment to the Share Cancellation and Loan Agreement, whereby the shareholder agreed to reduce the 300,000 shares to 70,000 shares as settlement of the debt.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the factors discussed in the section “results of operations” below), and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are based on reasonable assumptions, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See “Foreign Currency Translation” and “Comprehensive Income (Loss)” below for information concerning the exchange rates at which Renminbi (“RMB”) were translated into US Dollars (“USD”) at various pertinent dates and for pertinent periods.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a holding company engaged in the business of acquiring equity interests in private companies based and operating in the People’s Republic of China (“PRC”) and providing these companies with support, including administrative, legal, accounting and marketing assistance, and an infusion of capital with the long term goal of preparing them to become public companies in their own right.  We plan to continue to focus on the acquisition of small-to-medium-sized private companies doing business in certain growth industries located in China.

 We were incorporated in the State of Nevada on November 8, 2006 under the name Everest Resources Corp. as an exploration stage corporation that intended to engage in the exploration of gold.  On December 24, 2009 we changed our name to Covenant Group of China Inc. and acquired all of the equity interests in Covenant Group Holdings Inc. (“Covenant Holdings”), a privately held company incorporated under the laws of the State of Delaware and engaged in the business of acquiring equity interests in private Chinese operating companies and providing these companies with strategic support.  The acquisition of the equity interests of Covenant Holdings was accomplished on December 24, 2009 pursuant to the terms of a share exchange agreement by and among the Company, Covenant Holdings and all of the shareholders of Covenant Holdings.  Upon the closing of the share exchange, each of the Covenant Holdings shareholders exchanged their respective shares of Covenant Holdings, on a one-for-one basis, for 9,380,909 shares of the Company’s common stock.  As a result of the share exchange, Covenant Holdings became a wholly owned subsidiary of the Company.

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

There was no significant activity from June 10, 2009 through December 31, 2009 except for the acquisitions of our two operating subsidiaries, Hainan Jien Intelligent Engineering Co. Ltd. (“JIEN”) and Chongqing HongSheng Sysway Information Technology Co. Ltd. (“Sysway”).  On June 24, 2009, Covenant Holdings entered into a stock acquisition and reorganization agreement with JIEN and its stockholders. Pursuant to the terms of this agreement, Covenant Holdings acquired 100% of the capital stock of JIEN, representing 100% of the company’s outstanding equity interests, in exchange for 1,350,000 shares of a public shell's common stock.  For purposes of this acquisition, the common stock of the shell company that would acquire all of the rights and obligations of Covenant Holdings was valued at $1.76 per share, which was determined by the volume weighted average stock price for the first day of trading of the Company’s common stock plus all private sales of Covenant Holdings’ common stock prior to the completion of the reverse merger with the Company.  JIEN was incorporated in Hainan Province, People’s Republic of China in 1999.  JIEN specializes in the design and installation of security and surveillance infrastructure to protect financial institutions and government agencies, and it also implements intelligent construction projects for commercial customers.

On June 24, 2009, Covenant Holdings entered into a stock acquisition and reorganization agreement with Chongqing Sysway and its stockholders. Pursuant to the terms of this agreement, Covenant Holdings acquired 100% of the capital stock of Sysway, representing 100% of the company’s outstanding equity interests, in exchange for 1,400,000 shares of a public shell's common stock.  For purposes of this acquisition, the common stock of the shell company that would acquire all of the rights and obligations of Covenant Holdings was valued at $1.76 per share, which was determined by the volume weighted average stock price for the first day of trading of the Company’s common stock plus all private sales of Covenant Holdings’ common stock prior to the completion of the reverse merger with the Company.   Chongqing Sysway was incorporated in Chongqing City, Sichuan Province, PRC, in 1999 as a State Owned Enterprise (“SOE”).  Since 2005, Chongqing Sysway has operated as a private enterprise mainly engaged in systems integration services, including computer systems installation, website design, and system firewall setup, particularly for the tobacco industry.

On January 12, 2010, the Company formed a wholly owned subsidiary – Pandaz LLC, a Delaware LLC (“Pandaz Delaware”). On January 13, 2010, Pandaz Delaware entered into an asset purchase agreement with The Pandaz LLC, a Nevada LLC, purchasing certain assets and intellectual property associated with an automobile dealer and customer interface, vehicle search function and automobile purchasing website that the company is tentatively looking to implement in China.  The total purchase consideration was $25,000, of which, $10,000 was paid as the forgiveness of a bridge loan that the Company provided to the seller on January 7, 2010 and $15,000 was paid as a one-time cash payment.

On April 30, 2010, the Board of Directors of the Company voted to terminate and rescind the stock acquisition and reorganization agreement with Chongqing Sysway due to multiple breaches of such agreement by Sysway, including the failure of the prior owners of Sysway to repay a dividend paid to them by Sysway in excess of that permitted under the agreement and under China law and the failure of Sysway and its prior owners to cooperate with the Company in the preparation of the financial statement disclosures required under United States securities laws.

As a result of the termination and rescission of the agreement, the Company will transfer all of the shares of capital stock of Sysway to the prior owners of Sysway, and the 1,400,000 shares of common stock of the Company issued in exchange for the shares of capital stock of Sysway will be returned to the Company and treated as treasury shares.   The intent of this transaction is to return the Company, Sysway, and the prior owners of the capital stock of Sysway to their status prior to the completion of the acquisition by the Company of the capital stock of Sysway on December 24, 2009.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

Basis of Presentation

The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP”).

Principle of Consolidation

The consolidated financial statements include the accounts of Covenant Holdings, Covenant Group of China, Pandaz Delaware and JIEN, and all intercompany transactions and account balances are eliminated in consolidation.

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

Accounts Receivable and Retentions Payable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  We have retentions receivable for product quality assurance; our retention rate varies from 3% to 5% of the sales price with variable terms from 1 year to 3 years.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104 (codified in FASB ASC Topic 480).  Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

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

JIEN is qualified as a small business so that all of its products sold or services provided in the PRC are subject to a fixed VAT rate of 4% of the gross sales price regardless of the VAT paid.  Sales revenue represents the invoiced value of goods or services, net of VAT.  This VAT cannot be offset by VAT paid by JIEN on equipment and other materials included in the cost of completing contracts with customers.

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

Cost of Revenue

Cost of goods sold consists primarily of material costs, labor costs, and related overhead that are directly attributable to the production of the service.  Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in United States Dollars (“USD”). The Company’s functional currency is the USD, while the Company’s wholly-owned Chinese subsidiaries’ functional currency is the Renminbi (“RMB”). The functional currencies of the Company’s foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned accumulated other comprehensive income (loss). Gains and losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations. There have been no significant fluctuations in the exchange rate for the conversion of RMB to USD after the balance sheet date.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2010 and the comparative period of 2009

The following table presents the actual consolidated results of operations of Covenant Group of China for the three months ended March 31, 2010 as compared to the pro forma consolidated results of operations of Covenant Group of China for the period from January 1, 2009 through March 31, 2009 as if the acquisition of JIEN occurred on January 1, 2009, indicated as a percentage of net sales.

	For Three Months Ended March 31,
	2010			2009 (Pro Forma)
	$		% of Sales	$		% of Sales
Sales		1,425,941			2,028,041
Cost of sales		1,006,965	71%		1,575,432	78%
Gross Profit		418,976	29%		452,609	22%
Operating Expenses		260,416	18%		144,529	7%
Income from Operations		158,560	11%		308,080	15%
Other Income (Expenses), net		(432,262)	(30)%		(1,302)	0%
Net Loss		(273,702)	(19)%		306,778	15%

NET REVENUES

Net revenues for the three months ended March 31, 2010 were $1,425,941, as compared to net revenues of $2,028,041 for the comparative period of 2009, a decrease of $602,100, or approximately 30%. This decrease was mainly attributed to JIEN obtaining several large projects for government agencies in the beginning of 2009, such as Rural Credit Cooperative Branches Supervisory Control System and Hainan Province Medical School. We believe the recovery of the Chinese economy through the central government’s effective economic stimulation programs creates an active environment for JIEN’s business, which we predict, combined with the strengthening of JIEN’s own sales force, will bring JIEN more new projects throughout 2010 despite the decrease in sales for the first quarter of 2010.

COST OF REVENUES

Cost of revenue includes material costs, labor costs, and related overhead, which are directly attributable to our provided services. For the three months ended March 31, 2010, cost of revenues amounted to $1,006,965, or approximately 71%, of net revenues as compared to cost of revenues of $1,575,432, or approximately 78% of net revenues for the comparative period of 2009.

The decrease in cost of revenue as a percentage to net revenue was attributed to the effective control of cost of equipment and other materials purchased to complete contracts and overhead cost by our subsidiaries’ management. The cost of each project varies based on the nature of each project.

GROSS PROFIT

Gross profit for the three months ended March 31, 2010 was $418,976, as compared to $452,609 for the comparative period of year 2009, a decrease of $33,633 or approximately 7%. Gross profit margin was 29% for the three months ended March 31, 2010 and 22% for the comparative period of 2009. This increase in gross profit margin was due to some government projects generated in the first quarter of 2010, which usually have relatively higher profit margins, as well as successful negotiations with customers on contact price and related terms.

OPERATING EXPENSES

Operating expenses consisted of selling, general and administrative expenses totaling $260,416 for the three months ended March 31, 2010, compared to $144,529 for the comparative period of 2009, an increase of $115,887 or 80%.  The increase in operating expenses was primarily due to increased expenses in audit, legal, and consulting fees arising from the Company being a public company as a result of the reverse merger at the end of 2009.

The operating expense for JIEN was approximately $82,039 for the quarter ended March 31, 2010 as compared to $144,529 for the same period of 2009, a decrease of $62,490 or 43%. This decrease was mainly attributed to the efficient control of costs and expenses by JIEN’s management, as well as the decreased tax rate on net sales from 3% in 2009 to 1.76% in 2010.

NET INCOME

For the three months ended March 31, the Company realized a net loss of $273,702 as compared to net income $306,778 for the comparative period of 2009, a decrease of $580,480, or approximately 189%. This decrease in net income was mainly due to a one-time, non-cash expense of $428,000 resulting from the settlement of a note payable to one of the Company’s shareholders in exchange for the issuance of 300,000 shares of the Company’s common stock.

LIQUIDITY AND CAPITAL RESOURCES

For the three Months Ended March 31, 2010 and the comparative period of 2009

As of March 31, 2010, we had cash and cash equivalents of $1,273,928, of which the Company directly held $25,209, Covenant Holdings held $303, Pandaz Delaware held $5,570 and JIEN held $1,242,666. Other current assets were $2,233,561 and current liabilities were $1,672,237.  Working capital was $1,835,252. The ratio of current assets to current liabilities was 2.1:1 at March 31, 2010.

The following table presents the actual summary of cash provided by or used in each of the indicated types of activities of Covenant Group of China for the three months ended March 31, 2010 as compared to the pro forma summary of cash provided by or used in each of the indicated types of activities of Covenant Group of China for the three months ended March 31, 2009 as if the acquisition of JIEN occurred on January 1, 2009.

	2010	(Pro Forma) 2009
Cash provided by (used in):
Operating Activities	$112,993	$310,684
Investing Activities	(32,848)	-
Financing Activities	224,260	-

Net cash flow generated by operating activities was $112,993 during the three months ended March 31, 2010, as compared to net cash flow provided by operating activities of $310,684 for the comparative period of 2009. The decrease in net cash flow generated in operating activities during the three months ended March 31, 2010 was mainly due to decreased net income, decreased accounts payable outstanding, but partially offset by the quick repayment of accounts receivable.

Net cash flow used in investing activities was $32,848 in the three months ended March 31, 2010, compared to net cash used in investing activities of $0 in the comparative period of 2009. The cash was used mainly for the acquisition of fixed assets.

Net cash flow provided by financing activities was $224,260 in the three months ended March 31, 2010 as compared to net cash provided by financing activities of $0 in the comparative period of 2009.  The increased cash flow provided by financing activities is primarily due to a short-term bank loan received by JIEN in the first quarter of 2010.

Recent Accounting Pronouncements

On February 25, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. Subsequent events have been evaluated through the data the financial statements were issued.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

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

Item 4T.    Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes from the disclosure provided in Part 1, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On March 24, 2010, Gary Sidhu and the Company entered into a first amendment to a share cancelation and loan agreement pursuant to which Mr. Sidhu agreed to cancel the $100,000 remaining balance on a promissory note and surrender his remaining 500,000 shares of the Company’s common stock in exchange for the Company issuing to him 300,000 shares of common stock of the Company.  Subsequently, on May 13, 2010, Mr. Sidhu agreed to accept a revised issuance of 70,000 shares of common stock of the Company pursuant to a second amendment to a share cancelation and loan agreement.  The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to the exemption provided under Section 4(2) of the Securities Act.

On April 22, 2010, the Company entered into a bridge loan agreement for short-term financing with Sui Generis Capital Partners LLC (“Sui Generis”).  As additional consideration for entering into the bridge loan agreement, the Company issued 200,000 shares of common stock of the Company to Sui Generis. The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to the exemption provided under Section 4(2) of the Securities Act.

On April 30, 2010, the Company’s board approved two issuances of 6,000 shares and 2,000 shares of the Company’s common stock to two of the Company’s vendors as consideration for services rendered. The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to the exemption provided under Section 4(2) of the Securities Act.

Item 3.    Defaults Upon Senior Securities

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

10.1	Bridge Loan Agreement by and between Covenant Group of China Inc. and Sui Generis Capital Partners LLC, dated April 22, 2010.

10.2	First Amendment to Equity Credit Agreement by and between Covenant Group of China Inc. and Southridge Partners II, LP, dated May 17, 2010

10.3	Second Amendment to the Share Cancelation and Loan Agreement by and among Covenant Group of China Inc., Covenant Group Holdings Inc. and Gary Sidhu.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT GROUP OF CHINA INC.

May 17, 2010	By:	/s/ Kenneth Wong
Kenneth Wong
President (Principal Executive Officer)

May 17, 2010	By:	/s/ Justin D. Csik
Justin D. Csik
Chief Financial Officer (Principal Financial and Accounting Officer)