Form 10-Q
period 2010-06-30
COVENANT GROUP OF CHINA INC
filed 2010-08-16
CIK 1410725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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
Yes     ☐     No   ☒

On August 13, 2010, 9,603,909 shares of the registrant's common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

COVENANT GROUP OF CHINA INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalent	$1,088,938	$969,271
Accounts receivable, net	1,807,910	2,156,112
Retentions receivable	228,200	344,428
Other receivables	240,045	234,066
Prepayment and deposits	31,072	98,537
Inventories	237,902	102,950

Total current assets	3,634,067	3,905,364

NON-CURRENT ASSETS
Retentions receivable	147,256	146,451
Property, plant and equipment, net	24,016	21,794
Goodwill	572,020	572,020
Intangible assets	22,917	-

Total non-current assets	766,209	740,265

Assets of discontinued operations	-	4,162,726

Total assets	$4,400,276	$8,808,355

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$263,294	$37,638
Note payable	-	100,000
Accounts payable	381,809	983,656
Unearned revenue	177,478	155,432
Taxes payable	60,560	9,980
Other payables and accrued liabilities	110,054	438,774
Dividend payable	480,887	478,260
Loans payable, net of unamortized discount on warrants	232,417	-

Total current liabilities	1,706,499	2,203,740

Liabilities of discontinued operations	-	1,616,586

Total liabilities	1,706,499	3,820,326

STOCKHOLDERS' EQUITIY
Common stock, $0.00001 par value, 20,000,000 shares authorized, 11,083,909 shares issued and 9,683,909 shares outstanding as of June 30, 2010, and 11,480,909 shares issued and outstanding as of December 31, 2009 respectively	97	115
Additional paid-in capital	5,812,876	5,572,018
Deferred stock compensation	(45,938)	-
Statutory surplus reserve	67,737	67,737
Accumulated deficit	(362,609)	(647,735)
Accumulated other comprehensive loss	9,667	(4,106)
	5,481,830	4,988,029

Less: treasury stock, at cost; 1,400,000 shares of common stock	(2,788,053)	-

Total stockholders' equity	2,693,777	4,988,029

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,400,276	$8,808,355

See notes to these consolidated financial statements.

COVENANT GROUP OF CHINA INC.
CONSOLIDATED STATEMENTS OF OPERATION AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	FOR THE SIX MONTHS	FOR THE THREE MONTHS
	ENDED JUNE 30, 2010	ENDED JUNE 30, 2010

NET SALES	$2,977,020	$1,551,079

COST OF SALES	2,301,390	1,294,425

GROSS PROFIT	675,630	256,654

OPERATING EXPENSES
Selling expenses	22,954	6,861
General and administrative expenses	569,206	324,883

Total Operating Expenses	592,160	331,744

INCOME (LOSS) FROM OPERATIONS	83,470	(75,090)

OTHER INCOME (EXPENSES)
Other income	377	178
Other expense	(449)	(247)
Income (Loss) on settlement of debt	(23,200)	404,800
Interest expense	(15,336)	(11,077)

Total Other Income (Expenses), net	(38,608)	393,654

NET INCOME	44,862	318,564

OTHER COMPREHENSIVE INCOME
Foreign currency translation	13,773	11,605

COMPREHENSIVE INCOME	$58,635	$330,169

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	9,869,196	9,677,393

BASIC AND DILUTED NET INCOME PER SHARE	$0.00	$0.03

See notes to these consolidated financial statements.

COVENANT GROUP OF CHINA INC.
CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,862
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	8,320
Change in allowance for doubtful accounts	(9,403)
Loss on disposal of fixed assets	115
Loss on settlement of debt	23,200
Stock issued for compensation	21,200
Deferred compensation	15,312
Amortization of discount on warrants	17,607
(Increase) decrease in current assets:
Accounts receivable	367,639
Retentions receivable	117,526
Other receivables	(4,669)
Prepayment and deposits	67,664
Inventory	(133,711)
Increase (decrease) in current liabilities:
Accounts payable	(604,198)
Unearned revenue	21,086
Accrued liabilities and other payables	(329,467)
Taxes payable	50,271

Net cash used in operating activities	(326,646)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(33,443)

Net cash used in investing activities	(33,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans	474,316

Net cash provided by financing activities	474,316

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	5,440

NET INCREASE IN CASH & CASH EQUIVALENTS	119,667

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	969,271

CASH & CASH EQUIVALENTS, END OF PERIOD	$1,088,938

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax paid	$23,105
Interest paid	$4,423

Supplemental disclosure of non-cash investing activities:
Net assets of discontinued operations	$2,788,053

See notes to these consolidated financial statements.

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

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

On June 24, 2009, Covenant Holdings entered into a stock acquisition and reorganization agreement with Hainan Jien Intelligent Engineering Co. Ltd. (Jien) and its stockholders. Pursuant to the terms of the agreement, Covenant Holdings acquired 100% of the common stock of Jien, representing 100% of its outstanding equity interests, in exchange for 1,350,000 shares of a public shell's common stock, which would acquire all of the rights and obligations of Covenant Holdings.  The acquisition stock price was initially valued at a provisional amount of $2 per share, which was the stock price for Covenant Holdings’ prior private capital raises. The Company changed its valuation stock price to $1.76 per share, which was determined by the volume weighted average stock price for the first day of trading of the Company’s common stock plus all private sales of Covenant Holdings’ common stock prior to the completion of the reverse merger with the Company.  Jien was incorporated in Hainan Province, People’s Republic of China (PRC) in 1999.  Jien specializes in the design and installation of security and surveillance infrastructure to protect financial institutions and government agencies, and it also implements intelligent construction projects for commercial customers.

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
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

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

The Company's Board of Directors decided on April 30, 2010, to terminate and rescind the Acquisition Agreement with Chongqing Sysway due to several breaches of the agreement by Chongqing Sysway, including the failure of the prior owners of Chongqing Sysway to repay a dividend paid to them by Chongqing Sysway in excess of that permitted under the agreement and under China law and the failure of Chongqing Sysway and its prior owners to cooperate with the Company in the preparation of its financial statement disclosures required under United States securities laws. As a result of the termination and rescission of the agreement, the Company transferred all of the shares of capital stock of Chongqing Sysway to the prior owners of Chongqing Sysway, and the 1,400,000 shares of common stock of the Company issued in exchange for the shares of capital stock of Chongqing Sysway were returned to the Company and treated as treasury shares. The effect of this transaction was to return the Company, Chongqing Sysway, and the prior owners of the capital stock of Chongqing Sysway to their status prior to the completion of the acquisition by the Company of the capital stock of Chongqing Sysway on December 24, 2009. The termination and recission of the acquisition agreement resulted in the activities of Sysway being reflected on the financial statements as discontinued operations (see Note 18).

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

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statement should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (SEC). Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Accounts and Retentions Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on historical collection activity, the Company had allowances of $5,433 at June 30, 2010 and $78,356 at December 31, 2009.

At June 30, 2010, the Company had retentions receivable for product quality assurance of $375,456. At December 31, 2009, the Company had $490,879 of retentions receivable. The retention rate varies from 3% to 5% of the sales price, with variable terms from 1 year to 3 years. $228,200 and $344,428 of the retentions receivable at June 30, 2010 and December 31, 2009, respectively, are current and due within one year; $147,256 and $146,451 of the retentions receivable are treated as long term assets at June 30, 2010 and December 31, 2009, respectively.

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

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

Building	20 - 25 years
Leasehold improvements	Shorter of lease term or 10 years
Vehicle	5 - 10 years
Office Equipment	3 - 5 years

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  Based on its review, the Company believes that, as of June 30, 2010, there were no significant impairments of its long-lived assets.

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

Warranties

The Company offers a warranty to its customers on its products for a period from three months to three years depending on the contract terms negotiated with the customers; most warranty terms are one year. The Company accrues for warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in the Company's selling expenses and other payables respectively, and is recorded at the time revenue is recognized. Factors that affect the Company's warranty liability include the number of sold equipment, its estimates of anticipated rates of warranty claims, costs per claim and estimated support labor costs and the associated overhead.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.  The Company’s warranty expense was immaterial for the six and three months ended June 30, 2010.

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
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

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

Covenant Holdings had a US net operating loss of $494,280 at June 30, 2010 and $690,724 at December 31, 2009.  A 100% valuation allowance has been established due to the uncertainty of its realization.

Covenant Group of China and Pandaz Delaware had US net operating loss of $275,695 and $37,330 at June 30, 2010, respectively.

Jien is qualified as a small business in the construction industry in the PRC.  The Company is subject to a 1.76% and 3% tax rate on net sales for 2010 and 2009. Since the tax is based on sales, under US GAAP, it is not an income tax.  Accordingly, $45,724 and $20,029 were recorded as general and administrative expense for the six and three months ended June 30, 2010.

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the six and three months ended at June 30, 2010:

	Six Months Ended	Three Months Ended
	June 30, 2010
U.S. statutory rates	$15,253	$108,312
Foreign tax rate less than U.S. statutory rate	(43,695)	(16,048)
Unrecognized tax benefit on US operating loss	135,942	83,961
Non tax deductible expense (non taxable income) for US company	13,874	(131,646)
Foreign income exempt from foreign income tax	(121,374)	(44,579)
Income tax expense	$-	$-

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

Deferred tax assets (liabilities) at June 30, 2010 consist of the following:

U.S. net operating loss
Deferred tax asset
U.S. net operating loss	$370,787
Less valuation allowance	(370,787)
Net deferred tax asset	$-

The valuation allowance for deferred tax assets as of June 30, 2010 was $370,787. The change in the total valuation for the six months ended June 30, 2010 was an increase of $135,941.  The deferred tax asset arose from the net operating loss generated at the US parent company level. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible.  Management considered projected future taxable income and tax planning strategies in making this assessment.  The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104 (codified in FASB ASC Topic 480).  Revenue is recognized when services have been rendered or product delivery has occurred, a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

The Company derives the majority of its revenue from the supply and installation of surveillance and security equipment and systems.  And the two deliverables do not meet the separation criteria under Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21) (codified in FASB ASC Topic 605).  Revenue from the supply and installation of surveillance and security equipment and systems are recognized when the installation is completed and the customer acceptance is received. Sales revenue represents the invoiced value of goods and services, net of value-added tax (VAT).

Jien is qualified as a small business so that all of the Company’s products sold in the PRC are subject to a fixed VAT rate of 3% of the gross sales price regardless of the VAT paid for 2010.  Sales revenue from such sale of goods represents the invoiced value of goods, net of VAT.  This VAT cannot be offset by VAT incurred by the Company on its purchase.  Sales generated from installation services are considered as services and are not subject to VAT.  Only sale of goods are subject to VAT.  Revenue from installation contracts is subject to a 3% business tax, which is reflected in the cost of goods sold.

The standard warranty of Jien is provided to its customers and is not considered an additional service; rather it is considered an integral part of the product and services’ sale. The Company believes that the existence of its standard product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply the EITF 00-21(codified in FASB ASC Topic 605-25) separation and allocation model for a multiple deliverable arrangement. FAS 5 (codified in FASB ASC Topic 460-25 Warranty) specifically addresses the accounting for standard warranties, and neither SAB 104 nor EITF 00-21 supersedes FAS 5. The Company believes that accounting for its standard warranty pursuant to FAS 5 does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

Cost of Revenue

Cost of goods sold consists primarily of material costs, labor costs, and related overhead which are directly attributable to the production of the service.  Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

Basic and Diluted Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is similarly computed, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  At June 30, 2010, the Company has outstanding warrants with an anti-dilutive feature; therefore, the basic and diluted EPS are the same.

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

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

As of June 30, 2010, the Company did not have any financial instruments that are required to be presented on the balance sheet at fair value.

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

Comprehensive Income (Loss)

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six and three months ended June 30, 2010 included net income and foreign currency translation adjustments.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123,” codified in FASB ASC Topic 718. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.  The Company consists of one reportable business segment.  Most of the Company's assets are located in the PRC and its principal market is in the PRC except US banks accounts for Covenant Holdings, Covenant Group of China, and Pandaz Delaware, and $25,000 intangible assets that are belong to Pandaz Delaware

New Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2009-13 on ASC 605, Revenue Recognition – Multiple Deliverable Revenue Arrangement – a  consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 amended guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. We are currently evaluating the impact, if any, of ASU 2009-13 on our financial position and results of operations.

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

In October 2009, the FASB issued ASU No. 2009-14 on ASC 985, Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 amended guidance that is expected to significantly affect how entities account for revenue arrangements that contain both hardware and software elements. As a result, many tangible products that rely on software will be accounted for under the revised multiple-element arrangements revenue recognition guidance, rather than the software revenue recognition guidance. The revised guidance must be adopted by all entities no later than fiscal years beginning on or after June 15, 2010. An entity must select the same transition method and same period for the adoption of both this guidance and the revisions to the multiple-element arrangements guidance noted above. We are currently evaluating the impact, if any, of ASU 2009-14 on our financial position and results of operations.

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (ASC Topic 718), Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The Company does not expect the adoption of ASC Topic 718 will have an impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820), Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material impact to the Company’s financial statements.

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (ASC Topic 718), Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. This standard is not currently applicable to the Company.

In January 2010, FASB issued ASU N0. 2010-01, Equity (ASC Topic 505), Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. This standard is not currently applicable to the Company.

3. INVENTORY

Inventory consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Raw Material	$23,012	$20,056
Work in Process	214,890	82,894
Total	$237,902	$102,950

4. ACQUISITION AND GOODWILL

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

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

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

The following pro forma consolidated results of operations of the Company for the six months ended June 30, 2009 presents the consolidated operations of the Company as if the acquisition of Jien occurred on January 1, 2009.

For The Six Months Ended June 30, 2009
Net revenue	$3,025,835
Cost of revenue	(2,300,666)
Gross profit	725,169
Total operating expenses	(229,500)
Income from operations	495,669
Non-operating expenses	(4,511)
Income tax	-
Net income	$491,158

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Vehicle	$7,375	$-
Office equipment	31,374	32,876
Leasehold Improvement	12,318	12,251
Subtotal	51,067	45,127
Less: Accumulated depreciation	(27,051)	(23,333)
	$24,016	$21,794

Depreciation expense for the six and three months ended June 30, 2010 was $8,692 and $6,860, respectively.

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

6. OTHER RECEIVABLES

Other receivables consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Short term advance to third parties	$138,243	$180,043
Advance to staffs	26,756	42,307
Advance to subcontractors	73,573	-
Deposit	1,473	11,716
	$240,045	$234,066

7. INTANGIBLE ASSETS

Intangible assets of $25,000 at June 30, 2010 mainly consisted of website operating software with vehicle search function, manufacture’s code and dealer interface capabilities for the amount of $15,000 and intellectual property for technical information for the amount of $10,000, which were purchased by Pandaz Delaware during the first quarter of 2010.  The amortization for the intangible assets for the six and three months ended June 30, 2010 was $2,083 and $2,083, respectively.

8. TAX PAYABLE

Tax payable consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Income tax payable	$61,535	$38,590
Business tax payable	12,259	(26,346)
Other taxes payable	(13,234)	(2,264)
	$60,560	$9,980

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Warranty provision	$41,232	$48,475
Short term advance from third parties	56,377	216,031
Sales and business tax payable	12,445	174,268
	$110,054	$438,774

10. COMMON STOCK

Effective November 10, 2009, the Company and the lender of three bridge loans agreed to cancel the promissory note of $399,870. In lieu of principal and interest payments due to the lender, the Company issued 200,909 shares of the Company’s common stock to the lender.

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

Pursuant to the confidential private placement memorandum dated November 24, 2009, the Company offered to sell up to 750,000 shares at $2.00 per share, with a minimum purchase of 10,000 Shares ($20,000) per investor and a minimum total quantity of 150,000 Shares ($300,000) that must be subscribed for by all investors to affect a closing and avoid termination of the offering. At December 16, 2009, the Company sold 200,000 shares through the private placement, which were converted into publicly-traded securities upon the Company’s merger with a public shell company on December 24, 2009.

During the first quarter of 2010, one shareholder cancelled 500,000 shares of the Company’s stock that was originally held as collateral for a note arising from the share exchange transaction on December 24, 2009 with an outstanding balance of $100,000. The Company issued 300,000 shares to this shareholder in lieu of the payment for the note payable of $100,000.  On May 13, 2010, the Company and this shareholder entered into a Second Amendment to the Share Cancellation and Loan Agreement, whereby the shareholder agreed to reduce the 300,000 shares to 70,000 shares as settlement of the debt (Note 14).

On April 8, 2010, the Company’s board of directors approved the issuance of 8,000 shares of the Company’s common stock to two individuals as partial consideration for web design service rendered. The Company recorded $21,200, fair value of stock-based compensation for the shares issued.

On June 15, 2010, the Company’s board of directors approved the issuance of 25,000 shares of the Company’s common stock to a company as consideration for providing services in connection with the Company’s offering of convertible preferred shares. This company commenced its work on the offering on April 1, 2010 and the offering is to remain open for one year from that date.  The Company recorded $61,250, fair value of the stock issued as deferred compensation. During the six and three months ended June 30, 2010, the Company amortized $15,312 as stock-based compensation.

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

At June 30, 2010, the dividend payable was approximately $481,000.

12. MAJOR CUSTOMERS

Five customers accounted for 73% of the total sales for the six months ended June 30, 2010, with each accounting for 19%, 16%, 14%, 13% and 11% of total sales, respectively. At June 30, 2010, the total receivable balance due from these customers was $1,182,243.

One supplier accounted for 67% of the total purchases for the six months ended June 30, 2010. At June 30, 2010, the total payable due to this vendor was $243,708.

Five customers accounted for 99% of the total sales for the three months ended June 30, 2010, with each accounting for 31%, 26%, 17%, 14% and 11% of total sales, respectively.

Two suppliers accounted for 84% of the total purchases for the three months ended June 30, 2010, with each accounting for 70% and 14% of total purchases, respectively.

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

13. SHORT TERM LOANS

During the three months ended March 31, 2010, the Company borrowed $263,294 (RMB 1,788,000) from Shenzhen Development Bank. The loan bears interest at 5.59% per year and is due on July 26, 2010.  This loan is collateralized by $396,024 (RMB 2,689,360) of accounts receivable. This loan was paid in full upon maturity.

At December 31, 2009, the Company had borrowed $37,600 from Shenzhen Development Bank with interest at 5.832% per year, due in February of 2010; this loan was paid in full upon maturity.

14. NOTE PAYABLE

At December 31, 2009, note payable represented the $100,000 remaining balance from a $190,000 promissory note issued to a former majority shareholder of Covenant Group plus cash consideration for the acquisition of the shell company. This note was settled on March 25, 2010 by issuing the shareholder 300,000 common shares of the Company with a fair value of $528,000, resulting in a loss on settlement of $428,000.  On May 13, 2010, the Company and this shareholder entered into a Second Amendment to the Share Cancellation and Loan Agreement, whereby the shareholder agreed to reduce the 300,000 shares to 70,000 shares as settlement of the debt.  As a result, the loss on settlement became $23,200.

15. LOANS PAYABLE WITH WARRANTS ISSUED

On April 22, 2010, the Company entered into a bridge loan agreement to obtain $120,000 in short-term financing from a private investor.  In addition, 200,000 restricted common stock shares were issued to this investor in connection with this financing.  On June 30, 2010, the Company entered an amendment to this loan agreement whereby both parties agreed to cancel the 200,000 restricted common stock shares and the Company issued a warrant to purchase up to 14,400 shares of restricted common stock at a $3 strike price, exercisable within 2 years from April 22, 2010. The entire principal balance will be payable in full three months from April 22, 2010. On August 13, 2010, the parties entered into a second amendment to this agreement to extend the term of the loan, whereby the entire principal balance will be payable in full three months from August 13, 2010.

On June 10, 2010, the Company entered into a bridge loan agreement to obtain $130,000 in short-term financing from a private investor.   In addition, the Company issued a warrant to purchase up to 15,600 shares of restricted common stock at a $3 strike price, exercisable within 2 years from June 10, 2010.  The entire principal balance will be payable in full three months from June 10, 2010.

The warrants are immediately exercisable and expire on the second anniversary of their issuance. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 2.76%; dividend yield – 0%; expected volatility – 88% and term of 2 years.  The value of the warrants was $40,972.

The fair value of the warrants was allocated to the total proceeds from the loans, based on the relative fair value of the warrants and debts, as unamortized interest totaling $35,190, to be amortized over the term of the loans.  The warrants were classified as equity. The amortized interest expense for the three months ended June 30, 2010 was $17,607. At June 30, 2010, loans payable net of unamortized interest on warrants was $232,417.  During the three months ended June 30, 2010, no warrants were exercised.

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2009	-	-	-
Exercisable at December 31, 2009	-	-	-
Granted	30,000	3.00	2.00
Exercised
Forfeited
Outstanding at June 30, 2010	30,000	3.00	1.87
Exercisable at June 30, 2010	30,000	3.00	1.87

16. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, PRC subsidiaries of the Company are required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings, in which dividends cannot be distributed .

Surplus reserve fund

The PRC subsidiaries of the Company are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  The Company had $67,737 in this reserve at June 30, 2010.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income.  The Company did not make any contribution to this fund for the period since business inception through June 30, 2010.

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

17. COMMITMENTS

Jien leased its office under a long term, non-cancelable, and renewable operating lease agreement on November 8, 2007, with an expiration date of November 7, 2009.  Upon expiration, the Company renewed the lease for a period from November 8, 2009 to November 7, 2012, with monthly rent of approximately $3,600 (RMB 24,509). Annual rental expense is approximately $43,200 for the years ended December 31, 2010 and 2011, and approximately $36,000 for 2012. For the six and three months ended June 30, 2010, the rental expense was $18,000 and $7,200, respectively.

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

18. DISPOSAL OF SUBSIDIARY

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

As a result of the termination and rescission of the agreement, the Company transferred all of the shares of capital stock of Chongqing Sysway to the prior owners of Chongqing Sysway, and the 1,400,000 shares of common stock of the Company issued in exchange for the shares of capital stock of Chongqing Sysway were returned to the Company and treated as treasury shares. The intent of this transaction was return the Company, Chongqing Sysway, and the prior owners of the capital stock of Chongqing Sysway to their status prior to the completion of the acquisition by the Company of the capital stock of Chongqing Sysway on December 24, 2009. For convenience of reporting for accounting purposes, January 1, 2010 has been designated as the date of rescission.

The assets and liabilities of Chongqing Sysway have been reclassified at December 31, 2009 as assets of discontinued operations and liabilities of discontinued operations.

Identifiable net assets of Chongqing Sysway as of December 31, 2009 were as follows:

Cash & cash equivalents	$413,093
Accounts receivable, net	1,456,008
Other current assets	1,159,231
Goodwill	902,303
Other noncurrent assets	232,091
Total assets	$4,162,726

Accounts payable	$829,444
Tax payable	536,633
Dividend payable	242,851
Other current liabilities	7,658
Total liabilities	$1,616,586

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

19. CONTINGENCIES

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

The Company’s sales, purchases and expenses transactions are denominated in RMB, and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to effect the remittance.

20. EQUITY CREDIT AGREEMENT

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

As of June 30, 2010, the Company has not made any requirements to the investor.

21. SUBSEQUENT EVENTS

On July 1, 2010, the Company entered into a loan agreement with an investor for an amount up to $1,000,000.  Under the agreement, the Company can draw down on this loan upon mutual agreement with Covenant and the investor.  On July 2, 2010, the Company drew down $500,000 of this loan. As consideration for the loan, the investor is entitled to warrants to purchase up to 150,000 shares of the Company’s common stock at a $3.00 strike price, two-year term.  The investor is entitled to exercise the warrants pro-rata with the amount drawn down on the loan.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the factors discussed in the section “results of operations” below), and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Prior to our acquisition of Covenant Holdings, we were in the development stage and had minimal business operations.  We had no interest in any property, but had the right to conduct mineral exploration activities on 471 acres located in southern British Columbia, Canada pursuant to an agreement with the former majority shareholder of the Company, Gary Sidhu. In connection with the acquisition of Covenant Holdings, Mr. Sidhu terminated the Company’s mineral exploration rights, and he agreed to surrender 5,000,000 shares of the Company’s common stock in exchange for $100,000 and a promissory note from the Company in the principal amount of $190,000, $90,000 of which the Company has prepaid.  Mr. Sidhu has surrendered 4,500,000 shares of our common stock and has agreed to surrender his remaining 500,000 shares upon full payment of the promissory note by the Company.  On March 25, 2010, Mr. Sidhu and the Company entered into an agreement pursuant to which Mr. Sidhu agreed to cancel the promissory note and surrender his remaining 500,000 shares in exchange for the Company issuing to him 300,000 shares of common stock of the Company. In May of 2010, the Company and Mr., Sidhu agreed to revise and reduce the 300,000 shares to 70,000 shares.

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

As a result of the termination and rescission of the agreement, the Company transferred all of the shares of capital stock of Sysway to the prior owners of Sysway, and the 1,400,000 shares of common stock of the Company issued in exchange for the shares of capital stock of Sysway were returned to the Company and treated as treasury shares.   The effect of this transaction was to return the Company, Sysway, and the prior owners of the capital stock of Sysway to their status prior to the completion of the acquisition by the Company of the capital stock of Sysway on December 24, 2009. The termination and recission of the acquisition agreement resulted in the activities of Sysway being reflected on the financial statements as discontinued operations (see Note 18 of the accompanying notes to financial statements).

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104 (codified in FASB ASC Topic 480).  Revenue is recognized when services have been rendered or product delivery has occurred, a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

The Company derives the majority of its revenue from the supply and installation of surveillance and security equipment and systems..  And the two deliverables do not meet the separation criteria under Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21) (codified in FASB ASC Topic 605).  Revenue from the supply and installation of surveillance and security equipment and systems are recognized when the installation is completed and the customer acceptance is received. Sales revenue represents the invoiced value of goods and services, net of value-added tax (VAT).

Jien is qualified as a small business so that all of the Company’s products sold in the PRC are subject to a fixed VAT rate of 3% of the gross sales price regardless of the VAT paid for 2010.  Sales revenue from such sale of goods represents the invoiced value of goods, net of VAT.  This VAT cannot be offset by VAT incurred by the Company on its purchase.  Sales generated from installation services are considered as services and are not subject to VAT.  Only sale of goods are subject to VAT.  Revenue from installation contracts is subject to a 3% business tax, which is reflected in the cost of goods sold.

The standard warranty of Jien is provided to its customers and is not considered an additional service; rather it is considered an integral part of the product and services’ sale. The Company believes that the existence of its standard product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply the EITF 00-21(codified in FASB ASC Topic 605-25) separation and allocation model for a multiple deliverable arrangement. FAS 5 (codified in FASB ASC Topic 460-25 Warranty) specifically addresses the accounting for standard warranties, and neither SAB 104 nor EITF 00-21 supersedes FAS 5. The Company believes that accounting for its standard warranty pursuant to FAS 5 does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

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

SFAS 131 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted in one industry segment.  The Company consists of one reportable business segment.  Most of the Company’s assets are located in the PRC except US banks accounts for Covenant Holdings, Covenant Group of China, and Pandaz Delaware, and $25,000 intangible assets that are belong to Pandaz Delaware.

RESULTS OF OPERATIONS

For the three months ended June 30, 2010 and the comparative period of 2009

The following table presents the actual consolidated results of operations of Covenant Group of China for the three months ended June 30, 2010 as compared to the pro forma consolidated results of operations of Covenant Group of China for the period from April 1, 2009 through June 30, 2009 as if the acquisition of JIEN occurred on January 1, 2009, indicated as a percentage of net sales.

	For Three Months Ended June 30,
	2010			2009 (Pro Forma)
	$		% of Sales	$		% of Sales
Sales		1,551,079			997,313
Cost of sales		1,294,425	83%		724,840	73%
Gross Profit		256,654	17%		272,473	27%
Operating Expenses		331,744	21%		84,941	9%
Income (loss) from Operations		(75,090)	(4)%		187,532	18%
Other Income (Expenses), net		393,654	25%		(3,210)	0%
Net Income		318,564	21%		184,321	18%

NET REVENUES

Net revenues for the three months ended June 30, 2010 were $1,551,079, as compared to net revenues of $997,313 for the comparative period of 2009, an increase of $553,766, or approximately 56%. This increase was mainly attributed to JIEN obtaining several large projects in the second quarter of 2010, such as the projects with JingRui Real Estate Development Company, Government Affair Center and Haikou City Prison. We believe the recovery of the Chinese economy through the central government’s effective economic stimulation programs creates an active environment for JIEN’s business, which we predict, combined with the strengthening of JIEN’s own sales force, will allow JIEN to continue growing in the second half of 2010.

COST OF REVENUES

Cost of revenue includes material costs, labor costs, and related overhead, which are directly attributable to our provided services and products. For the three months ended June 30, 2010, cost of revenues amounted to $1,294,425, or approximately 83% of net revenues, as compared to cost of revenues of $724,840, or approximately 73% of net revenues, for the comparative period of 2009.

The increase in cost of revenue as a percentage to net revenue was attributed to outsourcing certain work on projects due to tight time schedules, as well as increased prices for certain raw materials due to overall price inflation in China. The cost of each project varies based on the nature of each project.

GROSS PROFIT

Gross profit for the three months ended June 30, 2010 was $256,654, as compared to $272,473 for the comparative period of year 2009, a decrease of $15,819 or approximately 6%. Gross profit margin was 17% for the three months ended June 30, 2010 and 27% for the comparative period of 2009. This decrease in gross profit margin was due to the relatively higher cost of revenue as a percentage of revenue for the three months ended June 30, 2010 for the reasons described above.

OPERATING EXPENSES

Operating expenses consisted of selling, general and administrative expenses totaling $331,744 for the three months ended June 30, 2010, compared to $84,941 for the comparative period of 2009, an increase of $246,803 or 291%.  The increase in operating expenses was primarily due to increased expenses in audit, legal, and consulting fees arising from the Company being a public company as a result of the reverse merger at the end of 2009.

The operating expense for JIEN was approximately $85,047 for the three months ended June 30, 2010 as compared to $84,941 for the same period of 2009, a slight increase of $106 or 0.1%. This decrease was mainly attributed to the efficient control of costs and expenses by JIEN’s management, as well as the decreased tax rate on net sales from 3% in 2009 to 1.76% in 2010.

NET INCOME

For the three months ended June 30, 2010, the Company had net income of $318,564 as compared to net income of $184,321 for the comparative period of 2009, an increase of $134,243, or approximately 73%. This increase in net income was mainly due to a one-time, non-cash income of $404,800, which resulted from reducing the shares to Mr. Sidhu in lieu of the payment for the note payable from 300,000 shares to 70,000 shares. The Company recorded a $428,000 loss on settlement of debt as a result of the issuance of 300,000 shares to Mr. Sidhu during the first quarter of 2010.

For the six months ended June 30, 2010 and the comparative period of 2009

The following table presents the actual consolidated results of operations of Covenant Group of China for the six months ended June 30, 2010 as compared to the pro forma consolidated results of operations of Covenant Group of China for the period from January 1, 2009 through June 30, 2009 as if the acquisition of JIEN occurred on January 1, 2009, indicated as a percentage of net sales.

	For Six Months Ended June 30,
	2010			2009 (Pro Forma)
	$		% of Sales	$		% of Sales
Sales		2,977,020			3,025,835
Cost of sales		2,301,390	77%		2,300,666	76%
Gross Profit		675,630	23%		725,169	24%
Operating Expenses		592,160	20%		229,500	8%
Income from Operations		83,470	3%		495,669	16%
Other Expenses, net		(38,608)	(1)%		(4,512)	(0)%
Net Income		44,862	2%		491,157	16%

NET REVENUES

Net revenues for the six months ended June 30, 2010 were $2,977,020, as compared to net revenues of $3,025,835 for the comparative period of 2009, a decrease of $48,815, or approximately 2%. JIEN obtained several large contracts from government agencies in both the six months ended June 30, 2010 and 2009 with different contract prices. We believe the recovery of the Chinese economy through the central government’s effective economic stimulation programs creates an active environment for JIEN’s business, which we predict, combined with the strengthening of JIEN’s own sales force, will bring JIEN more new projects throughout 2010.

COST OF REVENUES

Cost of revenue includes material costs, labor costs, and related overhead, which are directly attributable to our provided services. For the six months ended June 30, 2010, cost of revenues amounted to $2,301,390, or approximately 77% of net revenues, as compared to cost of revenues of $2,300,666, or approximately 76% of net revenues, for the comparative period of 2009. The slight increase in cost of revenue as a percentage of net revenue was relatively low price inflation in China.

GROSS PROFIT

Gross profit for the six months ended June 30, 2010 was $675,630, as compared to $725,169 for the comparative period of year 2009, a decrease of $49,539 or approximately 7%. Gross profit margin was 23% for the six months ended June 30, 2010 and 24% for the comparative period of 2009. This slight decrease in gross profit margin was due to the slight increase in cost of revenue as a percentage of revenue due to overall price inflation in China.

OPERATING EXPENSES

Operating expenses consisted of selling, general and administrative expenses totaling $592,160 for the six months ended June 30, 2010, compared to $229,500 for the comparative period of 2009, an increase of $362,660 or 158%.  The increase in operating expenses was primarily due to increased expenses in audit, legal, and consulting fees arising from the Company being a public company as a result of the reverse merger at the end of 2009.

The operating expense for JIEN was approximately $192,781 for the six months ended June 30, 2010 as compared to $229,500 for the same period of 2009, a decrease of $36,719 or 16%. This decrease was mainly attributed to the efficient control of costs and expenses by JIEN’s management, as well as the decreased tax rate on net sales from 3% in 2009 to 1.76% in 2010.

NET INCOME

For the six months ended June 30, 2010, the Company had net income of $44,862 as compared to net income of $491,157 for the comparative period of 2009, a decrease of $446,295, or approximately 91%. This decrease in net income was mainly due to increased expenses in audit, legal, and consulting fees arising from the Company being a public company, a bad debt allowance expense of $66,000 and a one-time, non-cash expense of $23,200 resulting from the settlement of a note payable to Mr. Sidhu in exchange for the issuance of 70,000 shares of the Company’s common stock during the six months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2010 and the comparative period of 2009

As of June 30, 2010, we had cash and cash equivalents of $1,088,938, of which Covenant Group of China directly held $72,652 and JIEN held $1,016,024. Other current assets were $2,545,129 and current liabilities were $1,706,499.  Working capital was $1,927,568. The ratio of current assets to current liabilities was 2.1:1 at June 30, 2010.

The following table presents the actual summary of cash provided by or used in each of the indicated types of activities of Covenant Group of China for the six months ended June 30, 2010 as compared to the pro forma summary of cash provided by or used in each of the indicated types of activities of Covenant Group of China for the six months ended June 30, 2009 as if the acquisition of JIEN occurred on January 1, 2009.

	2010	(Pro Forma) 2009
Cash provided by (used in):
Operating Activities	$(326,646)	$498,614
Investing Activities	(33,443)	-
Financing Activities	474,316	140,284

Net cash flow used in operating activities was $326,646 during the six months ended June 30, 2010, as compared to net cash flow provided by operating activities of $498,614 for the comparative period of 2009. The decrease in net cash flow generated in operating activities during the six months ended June 30, 2010 was mainly due to decreased net income, purchase of inventory, payments for accounts payable and other payables, but partially offset by quick repayment of accounts receivable.

Net cash flow used in investing activities was $33,443 in the six months ended June 30, 2010, compared to net cash used in investing activities of $0 in the comparative period of 2009. The cash was used mainly for the acquisition of fixed assets.

Net cash flow provided by financing activities was $474,316 in the six months ended June 30, 2010 as compared to net cash provided by financing activities of $140,284 in the comparative period of 2009.  The increased cash flow provided by financing activities was primarily due to a short-term bank loan received by JIEN and two bridge loans obtained by the Company in the six months ended June 30, 2010.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

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

On April 8, 2010, the Company’s board approved two issuances of 6,000 shares and 2,000 shares of the Company’s common stock to two of the Company’s vendors as consideration for services rendered. The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to the exemption provided under Section 4(2) of the Securities Act.

On April 22, 2010, the Company entered into a bridge loan agreement for short-term financing with Sui Generis Capital Partners LLC (“Sui Generis”).  As additional consideration for entering into the bridge loan agreement, the Company agreed to issue 200,000 shares of common stock of the Company to Sui Generis. The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to the exemption provided under Section 4(2) of the Securities Act.  Subsequently, on June 30, 2010, Sui Generis agreed to accept, in lieu of the 200,000 shares previously agreed upon, a warrant to purchase up to 14,400 shares of the Company’s common stock at a $3.00 strike price over a 2-year term pursuant to a first amendment to the bridge loan agreement. The issuance of such warrant was exempt from the registration requirements of the Securities Act pursuant to the exemption provided under Section 4(2) of the Securities Act.

On June 10, 2010, the Company entered into a bridge loan agreement for short-term financing with Walston Dupont Global Advisors LLC.  As additional consideration for entering into the bridge loan agreement, the Company agreed to issue a warrant to purchase up to 15,600 shares of the Company’s common stock at a $3.00 strike price over a 2-year term. The issuance of such warrant was exempt from the registration requirements of the Securities Act pursuant to the exemption provided under Section 4(2) of the Securities Act.

On June 15, 2010, the Company’s board approved an issuance of 25,000 shares of the Company’s common stock to Southridge Business Solutions LLC as consideration for preliminary assistance with an offering of the Company’s preferred stock. The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to the exemption provided under Section 4(2) of the Securities Act.

On July 1, 2010, the Company entered into a bridge loan agreement for $1 million of short-term financing with JD Holdings 1, Inc. (“JDC”).  As additional consideration for entering into the bridge loan agreement, the Company agreed to issue warrants to purchase up to 150,000 shares of the Company’s common stock at a $3.00 strike price over a 2-year term.  Under the terms of the loan agreement, the warrants will become exercisable pro-rata with the amount the Company draws down against the $1 million loan.  As of July 2, 2010, the Company has drawn down $500,000 of this financing, requiring the issuance of a warrant to JDC, currently exercisable, to purchase up to 75,000 shares of the Company’s common stock pursuant to the terms set forth above.  The issuance of such warrants was exempt from the registration requirements of the Securities Act pursuant to the exemption provided under Section 4(2) of the Securities Act.

There are no contractual limitations on the payment of cash dividends by the Company, including under any loan agreement.
Item 3.    Defaults Upon Senior Securities

None.

Item 4.    [Removed and Reserved.]

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

4.1	Warrant to Sui Generis Capital Partners LLC, dated June 30, 2010

4.2	Warrant to Walston Dupont Global Advisors LLC, dated June 10, 2010

4.3	Warrant to JD Holdings 1, Inc., dated July 2, 2010

10.1	First Amendment to Promissory Note by and between Covenant Group of China Inc. and Sui Generis Capital Partners LLC, dated June 30, 2010

10.2	Bridge Loan Agreement by and between Covenant Group of China Inc. and Walston Dupont Global Advisors LLC, dated June 10, 2010.

10.3	Bridge Loan Agreement by and between Covenant Group of China Inc. and JD Holdings 1, Inc., dated July 1, 2010.

10.4	Second Amendment to Promissory Note by and between Covenant Group of China Inc. and Sui Generis Capital Partners LLC, dated August 13, 2010

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT GROUP OF CHINA INC.

August 16, 2010	By:	/s/ Kenneth Wong
Kenneth Wong
President (Principal Executive Officer)

August 16, 2010	By:	/s/ Justin D. Csik
Justin D. Csik
Chief Financial Officer (Principal Financial and Accounting Officer)