Form 10-Q
period 2010-09-30
COVENANT GROUP OF CHINA INC
filed 2010-11-15
CIK 1410725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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
(Registrant’s telephone number)

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

On November 12, 2010, 9,683,909 shares of the registrant's common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$1,700,573	$969,271
Accounts receivable, net	2,900,652	2,156,112
Retentions receivable	238,505	344,428
Other receivables	164,704	234,066
Prepayment and deposits	147,478	98,537
Inventories	159,865	102,950

Total current assets	5,311,777	3,905,364

NON-CURRENT ASSETS
Retentions receivable	149,229	146,451
Property, plant and equipment, net	21,141	21,794
Goodwill	572,020	572,020
Intangible assets	20,833	-

Total non-current assets	763,223	740,265

Assets of discontinued operations	-	4,162,726

Total assets	$6,075,000	$8,808,355

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$651,386	$37,638
Note payable	-	100,000
Accounts payable	630,215	983,656
Unearned revenue	172,232	155,432
Taxes payable	186,225	9,980
Other payables and accrued liabilities	242,279	438,774
Dividend payable	487,332	478,260
Loans payable, net of unamortized discount on warrants	846,633	-

Total current liabilities	3,216,302	2,203,740

Liabilities of discontinued operations	-	1,616,586

Total liabilities	3,216,302	3,820,326

STOCKHOLDERS' EQUITIY
Common stock, $0.00001 par value, 20,000,000 shares authorized, 11,083,909 shares issued and 9,683,909 shares outstanding as of September 30, 2010, and 11,480,909 shares issued and outstanding as of December 31, 2009 respectively	97	115
Additional paid-in capital	5,918,591	5,572,018
Deferred stock compensation	(30,625)	-
Statutory surplus reserve	67,737	67,737
Accumulated deficit	(351,414)	(647,735)
Accumulated other comprehensive loss	42,365	(4,106)
	5,646,751	4,988,029

Less: treasury stock, at cost; 1,400,000 shares of common stock	(2,788,053)	-

Total stockholders' equity	2,858,698	4,988,029

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,075,000	$8,808,355

COVENANT GROUP OF CHINA INC.
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

	FOR THE NINE MONTHS	FOR THE THREE MONTHS	FROM INCEPTION (JUNE 10, 2009)	FOR THE THREE MONTHS
	ENDED SEPTEMBER 30, 2010	ENDED SEPTEMBER 30, 2010	TO SEPTEMBER 30, 2009	ENDED SEPTEMBER 30, 2009

NET SALES	$4,672,677	$1,695,657	$1,809,815	$1,809,815

COST OF SALES	3,561,711	1,260,321	1,440,937	1,440,937

GROSS PROFIT	1,110,966	435,336	368,878	368,878

OPERATING EXPENSES
Selling expenses	30,919	7,965	1,694	1,694
General and administrative expenses	902,880	333,674	310,428	310,428

Total Operating Expenses	933,799	341,639	312,122	312,122

INCOME FROM OPERATIONS	177,167	93,697	56,756	56,756

OTHER INCOME (EXPENSES)
Other income	378	1	1,038	1,038
Other expense	(604)	(155)	(14)	(14)
Income (Loss) on settlement of debt	(23,200)	-	157	157
Interest expense	(97,684)	(82,348)	(627)	(627)

Total Other Income (Expenses), net	(121,110)	(82,502)	554	554

INCOME FROM CONTINUTING OPEARATIONS	-	-	57,310	57,310

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	-	-	47,361	47,361

NET INCOME	56,057	11,195	104,671	104,671

COMPREHENSIVE INCOME
Foreign currency translation	46,471	32,698	1,502	1,502

COMPREHENSIVE INCOME	$102,528	$43,893	$106,173	$106,173

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	9,806,755	9,683,909	8,980,000	8,980,000

BASIC AND DILUTED NET INCOME PER SHARE	$0.01	$0.00	$0.01	$0.01

COVENANT GROUP OF CHINA INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,057	$57,310
Adjustments to reconcile net income from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	14,272	104,652
Change in allowance for doubtful accounts	(6,255)	27,406
Loss on disposal of fixed assets	115	-
Loss on settlement of debt	23,200	-
Stock issued for compensation	21,200	-
Deferred compensation	30,625	-
Amortization of discount on warrants	87,537	-
(Increase) decrease in current assets:
Accounts receivable	(686,462)	(491,663)
Retentions receivable	110,709	4,023
Other receivables	72,656	(49,328)
Prepayment and deposits	(46,341)	112,574
Inventory	(54,108)	(1,374)
Increase (decrease) in current liabilities:
Accounts payable	(366,320)	1,246
Receipt in advance	13,637	(72,649)
Accrued liabilities and other payables	(201,637)	(4,940)
Taxes payable	173,323	(126,548)
NET CASH USED IN OPERATING ACTIVITIES OF CONTINUNING OPERATIONS	(757,792)	(439,291)
NET CASH PROVIDED BY OPERATING ACTIVITIES OF DISCONTINUNED OPERATIONS	-	235,908
NET CASH USED IN OPERATING ACTIVITIES	(757,792)	(203,383)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	-	710,552
Cash disposed with discontinued operations	-	(371,639)
Acquisition of property & equipment	(34,171)	(92,990)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(34,171)	245,923
NET CASH PROVIDED BY INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	-	135,617
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(34,171)	381,540

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans	1,503,514	453,888
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	1,503,514	453,888
NET CASH PROVIDED BY FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,503,514	453,888

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	19,751	321

NET INCREASE IN CASH & CASH EQUIVALENTS	731,302	632,366

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	969,271	-

CASH & CASH EQUIVALENTS, END OF PERIOD	$1,700,573	$632,366

Supplemental disclosure of cash flow information:
Cash paid for continuing operation during the period for:
Interest paid	$14,000	$627

Cash paid for discontinued operation during the period for:
Income tax paid	$-	$113,082

Supplemental disclosure of non-cash investing activities:
Net assets of discontinued operations	$2,788,053	$-

Supplemental disclosure of non-cash financing activities:
Dividend declared by continuing operations	$-	$197,231
Dividend declared by discontinued operations	$-	$149,062

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010
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

Covenant Holdings was formed in the State of Delaware on June 10, 2009 to acquire equity interests in private Chinese operating companies and provide these companies with strategic support.  Covenant Holdings had no significant activity from June 10, 2009 through December 31, 2009 except for two acquisitions.

On June 24, 2009, Covenant Holdings entered into a stock acquisition and reorganization agreement with Hainan Jien Intelligent Engineering Co. Ltd. (Jien or Hainan Jien) and its stockholders. Pursuant to the terms of the agreement, Covenant Holdings acquired 100% of the common stock of Jien, representing 100% of its outstanding equity interests, in exchange for 1,350,000 shares of a public shell's common stock, which would acquire all of the rights and obligations of Covenant Holdings.  The acquisition stock price was initially valued at a provisional amount of $2 per share, which was the stock price for Covenant Holdings’ prior private capital raises. The Company changed its valuation stock price to $1.76 per share, which was determined by the volume weighted average stock price for the first day of trading of the Company’s common stock plus all private sales of Covenant Holdings’ common stock prior to the completion of the reverse merger with the Company.  Jien was incorporated in Hainan Province, People’s Republic of China (PRC) in 1999.  Jien specializes in the design and installation of security and surveillance infrastructure to protect financial institutions and government agencies, and it also implements intelligent construction projects for commercial customers.

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

On December 24, 2009, Covenant Holdings entered into a share exchange agreement with Covenant Group.  Covenant Group agreed to exchange 9,380,909 shares of its common stock, on a one-for-one basis, for each share of Covenant Holdings shares held of record on the date of the closing. Concurrent with the share exchange agreement, one of Covenant Group’s shareholders agreed to cancel 4,500,000 shares out of 6,600,000 of the total issued and outstanding shares of Covenant Group in exchange for the immediate payment of $100,000.  He further agreed to cancel an additional 500,000 shares upon Covenant Holdings’ payment of the principal due on a note issued to the shareholder in the amount of $190,000, which, together with the $100,000 payment, represented the consideration for the acquisition of the shell company.  As of December 31, 2009, $90,000 of the $190,000 note payable was paid. During the first quarter of 2010, the 500,000 shares were cancelled and the Company issued 300,000 shares to this shareholder in lieu of the payment for the note payable of $100,000. In May of 2010, the Company and this shareholder agreed to revise and reduce the 300,000 shares to 70,000 shares. The share exchange was accounted for as a "reverse acquisition," since the Covenant Holdings shareholders own a majority of the outstanding shares of the Company's common stock immediately following the share exchange.  Covenant Holdings was deemed to be the accounting acquiror in the reverse acquisition.  Consequently, the assets and liabilities and the historical operations that were reflected in the financial statements prior to the share exchange were those of Covenant Holdings and were recorded at the historical cost basis of Covenant Holdings.  The consolidated financial statements after completion of the share exchange would include the assets and liabilities of the Company and Covenant Holdings, and the historical operations of Covenant Holdings and operations of the Company from the closing date of the share exchange.  As a result of the issuance of the shares of the Company’s common stock pursuant to the share exchange, a change in control of the Company occurred on the date of the consummation of the share exchange.

The Company's Board of Directors decided on April 30, 2010, to terminate and rescind the Acquisition Agreement with Chongqing Sysway due to several breaches of the agreement by Chongqing Sysway, including the failure of the prior owners of Chongqing Sysway to repay a dividend paid to them by Chongqing Sysway in excess of that permitted under the agreement and under China law and the failure of Chongqing Sysway and its prior owners to cooperate with the Company in the preparation of its financial statement disclosures required under United States securities laws. As a result of the termination and rescission of the agreement, the Company transferred all of the shares of capital stock of Chongqing Sysway to the prior owners of Chongqing Sysway, and the 1,400,000 shares of common stock of the Company issued in exchange for the shares of capital stock of Chongqing Sysway were returned to the Company and treated as treasury shares. The effect of this transaction was to return the Company, Chongqing Sysway, and the prior owners of the capital stock of Chongqing Sysway to their status prior to the completion of the acquisition by the Company of the capital stock of Chongqing Sysway on December 24, 2009. The termination and rescission of the acquisition agreement resulted in the activities of Sysway being reflected on the financial statements as discontinued operations (see Note 18).

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (SEC). Operating results for the nine and three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Accounts and Retentions Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on historical collection activity, the Company had allowances of $8,730 at September 30, 2010 and $78,356 at December 31, 2009.

At September 30, 2010, the Company had retentions receivable for product quality assurance of $387,734. At December 31, 2009, the Company had $490,879 of retentions receivable. The retention rate varies from 3% to 5% of the sales price, with variable terms from 1 year to 3 years. $238,505 and $344,428 of the retentions receivable at September 30, 2010 and December 31, 2009, respectively, are current and due within one year; $149,229 and $146,451 of the retentions receivable are treated as long term assets at September 30, 2010 and December 31, 2009, respectively.

Inventories

The Company’s inventory is valued at the lower of cost or market with cost determined on a first-in, first-out basis.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  Based on its review, the Company believes that, as of September 30, 2010 and December 31, 2009, there were no significant impairments of its long-lived assets.

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

Warranties

The Company offers a warranty to its customers on its products for a period from three months to three years depending on the contract terms negotiated with the customers; most warranty terms are one year. The Company accrues for warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in the Company's selling expenses and other payables respectively, and is recorded at the time revenue is recognized. Factors that affect the Company's warranty liability include the number of sold equipment, its estimates of anticipated rates of warranty claims, costs per claim and estimated support labor costs and the associated overhead.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.  The Company’s warranty expense was immaterial for the nine and three months ended September 30, 2010 and 2009.

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

Covenant Holdings had a US net operating loss of $494,280 at September 30, 2010 and $690,724 at December 31, 2009.  A 100% valuation allowance has been established due to the uncertainty of its realization.

Covenant Group of China and Pandaz Delaware had US net operating losses of $413,851 and $39,413 at September 30, 2010, respectively.

Jien is qualified as a small business in the construction industry in the PRC.  The Company is subject to a 1.76% and a 3% tax rate on net sales for 2010 and 2009, respectively. Since the tax is based on sales, under US GAAP, it is not an income tax.  Accordingly, $76,143 and $30,419 were recorded as general and administrative expense for the nine and three months ended September 30, 2010, respectively; $51,602 was recorded as general and administrative expense for the nine and three months ended September 30, 2009.

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the nine and three months ended at September 30, 2010 and 2009, respectively:

	Nine Months Ended	Three Months Ended
	September 30, 2010
U.S. statutory rates	$19,060	$3,806
Foreign tax rate less than U.S. statutory rate	(65,202)	(21,507)
Change in valuation allowance	219,371	83,430
Non tax deductible expense (non taxable income) for US company	7,888	(5,987)
Foreign income exempt from foreign income tax	(181,117)	(59,742)
Income tax expense	$-	$-

	From June10, Through	Three Months Ended
	September 30, 2009
U.S. statutory rates	$19,486	$19,486
Foreign tax rate less than U.S. statutory rate	(18,160)	(18,160)
Unrecognized tax benefit on US operating loss	49,118	49,118
Foreign income exempt from foreign income tax	(50,444)	(50,444)
Income tax expense	$-	$-

Deferred tax assets (liabilities) at September 30, 2010 consist of the following:

Deferred tax asset
U.S. net operating loss	$424,454
Stock based compensation	29,763
Total	454,217
Less valuation allowance	(454,217)
Net deferred tax asset	$-

The valuation allowance for deferred tax assets as of September 30, 2010 was $454,217. The change in the total valuation for the nine months ended September 30, 2010 was an increase of $219,371.  The deferred tax asset arose from the net operating loss generated at the US parent company level. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible.  Management considered projected future taxable income and tax planning strategies in making this assessment.  The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104 (codified in FASB ASC Topic 605).  Revenue is recognized when services have been rendered or product delivery has occurred, a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

The Company derives the majority of its revenue from the supply and installation of surveillance and security equipment and systems.  The two deliverables do not meet the separation criteria under Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21) (codified in FASB ASC Topic 605).  Revenue from the supply and installation of surveillance and security equipment and systems are recognized when the installation is completed and the customer acceptance is received. For contracts that are partially completed at a reporting period, the company recognizes revenue based on percentage of completion method as work on the contract progresses. The income recognized is the percentage of total estimated income that incurred costs to date bear to estimated total costs after giving effect of costs to complete based on the most recent information. The customer signs off on a progress report to indicate acceptance of the percentage recognized. Sales revenue represents the invoiced value of goods and services, net of value-added tax (VAT).  Jien became a general tax payer since February 1, 2010 so that all of the Company’s products sold in the PRC are subject to a fixed VAT rate of 17% of the gross sales price, and can be offset by VAT incurred by the Company on its purchase. Prior to February 2010, the Company was a small business and subject to a fixed VAT rate 4% in 2008 and 3% in 2009, which cannot be offset by VAT incurred in purchase.

Only the sale of goods is subject to VAT. Revenue from installation contracts is subject to a 3% business tax, which is reflected in the cost of goods sold.

Most of the major contracts are bundled with post-installation service for the duration of 1 to 3 years depending on customers’ requests.  During this period, customers are entitled to exchange parts if they are found to be not working in line with specifications or if there is quality problem.

The Company subcontracts all its major projects to third party subcontractors who supply both the equipments and parts and provide installation service. Back-to-back warranty from third party subcontractors is provided for both products and services.  Since warranty service is performed by subcontractors, there is no substantial performance obligation once the installation is completed and accepted by the customers.  Accordingly, the earnings process is considered completed upon completion of project. In cases where the subcontractors provide a shorter warranty period than that requested by the customers, the Company services the customers itself as the Company has a core team of engineers and technicians to handle this part of the service.  In such cases, the warranty service is not deemed to be a separate deliverable.

There is no general right of return indicated in the contracts. If any equipment delivered does not fit the required specifications, customers are entitled to an exchange for the correct item; or if the item is not functioning properly, the Company is responsible for fixing it or replacing it with a new item, which is usually covered by the manufacturer’s warranty and/or the third party subcontractor’s warranty. Customers are not entitled to a refund.

Because there is no general right of return and the software portion of a typical contract accounts for an insignificant part of the contract, the Company’s revenue arrangements do not contain multiple deliverables.

Cost of Revenue

Cost of goods sold consists primarily of material costs, labor costs, and related overhead, which are directly attributable to the production of the service.  Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Basic and Diluted Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is similarly computed, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  At September 30, 2010, the Company has outstanding warrants with an anti-dilutive feature; therefore, the basic and diluted EPS are the same.

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

The operations of the Company are located in the PRC.  Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of September 30, 2010 and December 31, 2009, the Company did not have any financial instruments that are required to be presented on the balance sheet at fair value.

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

Comprehensive Income (Loss)

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine and three months ended September 30, 2010 and 2009 included net income and foreign currency translation adjustments.

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

SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.  The Company consists of one reportable business segment.  Most of the Company's assets are located in the PRC and its principal market is in the PRC, except US banks accounts for Covenant Holdings, Covenant Group of China, and Pandaz Delaware, and $25,000 of intangible assets that belong to Pandaz Delaware.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2009-13 on ASC 605, Revenue Recognition – Multiple Deliverable Revenue Arrangement – a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 amended guidance related to multiple-element arrangements, which requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. We are currently evaluating the impact, if any, of ASU 2009-13 on our financial position and results of operations.

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

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820), Improving Disclosures about Fair Value Measurements.  This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers etween Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material impact to the Company’s financial statements.

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (ASC Topic 718), Escrowed Share Arrangements and the Presumption of Compensation . This update codifies Emerging Issues Task Force D-110. This standard is not currently applicable to the Company.

In January 2010, FASB issued ASU N0. 2010-01, Equity (ASC Topic 505), Accounting for Distributions to Shareholders with Components of Stock and Cash.  The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share . This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. This standard is not currently applicable to the Company.

3. INVENTORY

Inventory consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Raw Material	$14,645	$20,056
Work in Process	145,220	82,894
Total	$159,865	$102,950

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

The fair value of the consideration transferred was initially valued at a provisional amount of $2 per share, which was the stock price for Covenant Holdings’ prior private capital raises. The Company subsequently changed its valuation stock price to $1.76 per share, which was determined by the volume weighted average stock price for the first day of trading of the Company’s common stock plus all private sales of Covenant Holdings’ common stock prior to the completion of the reverse merger with the Company.  The excess of the fair value of the consideration transferred over the net of the acquisition date amounts of identifiable assets acquired and liabilities assumed was allocated to goodwill.

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

The following pro forma consolidated results of operations of the Company for the nine months ended September 30, 2009 presents the consolidated operations of the Company as if the acquisition of Jien occurred on January 1, 2009.

For The Nine Months Ended September 30, 2009
Net revenue	$4,835,602
Cost of revenue	(3,741,556)
Gross profit	1,094,046
Total operating expenses	(541,613)
Income from operations	552,433
Non-operating expenses	(3,957)
Income tax	-
Net income	$548,476

On August 27, 2010, Covenant Holdings, the former shareholders of Jien and Jien entered into an Agreement on Share Transfer and Increase of Registered Capital.  Under the agreement, Covenant Holdings agreed to make a one-time payment of RMB 1,100,000 (equivalent to $150,000) to the former shareholders for all the shares of Jien and to further finance Jien by contributing $2,350,000 in cash, thereby increasing the total registered capital of Jien to $2,500,000.  On October 21, 2010, Covenant Holdings made the $150,000 payment to the former shareholders of Jien.  Covenant Holdings will contribute $350,000 to Jien upon Jien receiving approval from the State Administration of Foreign Exchange (SAFE) to open a foreign exchange bank account in China, which is currently pending.  Within six months following the execution of the Agreement, Covenant Holdings shall remit an additional $2,000,000 to Jien to further increase Jien’s registered capital.  Covenant Holdings shall use its best efforts to remit such additional capital.  The registration of Jien’s shares in Covenant Holdings’ name was completed in China on November 4, 2010.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Vehicle	$7,473	$-
Office equipment	32,511	32,876
Leasehold Improvement	12,483	12,251
Subtotal	52,467	45,127
Less: Accumulated depreciation	(31,326)	(23,333)
	$21,141	$21,794

Depreciation expense for the nine and three months ended September 30, 2010 was $11,883 and $3,871, respectively. Depreciation expense for the period from June 10, 2009 through September 30, 2009 and three months ended September 30, 2009 was $11,662.

6. OTHER RECEIVABLES

Other receivables consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Short term advance to third parties	$127,117	$180,043
Advance to staff	10,225	42,307
Advance to subcontractors	25,869	-
Deposit	1,493	11,716
	$164,704	$234,066

7. INTANGIBLE ASSETS

Intangible assets of $25,000 at September 30, 2010 mainly consisted of website operating software with vehicle search function, manufacture’s code and dealer interface capabilities for the amount of $15,000 and intellectual property for technical information for the amount of $10,000, which were purchased by Pandaz Delaware during the first quarter of 2010.  The amortization for the intangible assets for the nine and three months ended September 30, 2010 was $4,166 and $2,083, respectively.

8. TAX PAYABLE

Tax payable consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Income tax payable	$88,492	$38,590
Business tax payable	62,245	(26,346)
Other taxes payable	35,488	(2,264)
	$186,225	$9,980

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Warranty provision	$40,889	$48,475
Short term advance from third parties	201,390	390,299
	$242,279	$438,774

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

On June 15, 2010, the Company’s board of directors approved the issuance of 25,000 shares of the Company’s common stock to a company as consideration for providing services in connection with the Company’s offering of convertible preferred shares. This company commenced its work on the offering on April 1, 2010 and the offering is to remain open for one year from that date.  The Company recorded $61,250, fair value of the stock issued, as deferred compensation. During the nine and three months ended September 30, 2010, the Company amortized $30,625 as stock-based compensation.

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

At September 30, 2010, the dividend payable was approximately $487,000.

12. MAJOR CUSTOMERS AND SUPPLIERS

Four customers accounted for 44% of the total sales for the nine months ended September 30, 2010, with each accounting for 12%, 12%, 10% and 10% of total sales, respectively. At September 30, 2010, the total receivable balance due from these customers was $796,907.

One supplier accounted for 62% of the total purchases for the nine months ended September 30, 2010. At September 30, 2010, the total payable due to this vendor was $460,372.

13. SHORT TERM LOANS

During the three months ended March 31, 2010, the Company borrowed $263,294 (RMB 1,788,000) from Shenzhen Development Bank. The loan bears interest at 5.59% per year and is due on July 26, 2010.  This loan is collateralized by $396,024 (RMB 2,689,360) of accounts receivable. This loan was paid in full upon maturity.

During the three months ended September 30, 2010, the Company borrowed $135,799 (RMB 910,000), $241,602 (RMB 1,619,000) and $273,985 (RMB 1,836,000) from Shenzhen Development Bank. The loans bear interest at 5.589% per year and are due on November 27, December 26 and December 6, 2010, respectively. These loans are collateralized by $838,998 (RMB 5,622,211) of accounts receivable.

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

15. LOANS PAYABLE WITH WARRANTS ISSUED

On April 22, 2010, the Company entered into a bridge loan agreement to obtain $120,000 in short-term financing from a private investor.  In addition, 200,000 restricted common stock shares were issued to this investor in connection with this financing.  On June 30, 2010, the Company entered an amendment to this loan agreement whereby both parties agreed to cancel the 200,000 restricted common stock shares and the Company issued a warrant to purchase up to 14,400 shares of restricted common stock at a $3 strike price, exercisable within 2 years from April 22, 2010. The entire principal balance will be payable in full three months from April 22, 2010. On August 13, 2010, the parties entered into a second amendment to this agreement to extend the term of the loan, whereby the entire principal balance will be payable in full three months from August 13, 2010. The loan was extended to February 28, 2011.

On June 10, 2010, the Company entered into a bridge loan agreement to obtain $130,000 in short-term financing from a private investor.   In addition, the Company issued a warrant to purchase up to 15,600 shares of restricted common stock at a $3 strike price, exercisable within 2 years from June 10, 2010.  The entire principal balance will be payable in full three months from June 10, 2010. The loan was extended to February 28, 2011.

The warrants are immediately exercisable and expire on the second anniversary of their issuance. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 2.76%; dividend yield  –  0%; expected volatility  –  88% and term of 2 years.  The fair value of the warrants was $40,972.

On July 1, 2010, the Company entered into a bridge loan agreement with an investor for an amount up to $1,000,000.  Under the agreement, the Company can withdraw from this loan with mutual agreement of Covenant and the investor.  On July 2 and September 8, 2010, the Company withdrew $500,000 and $150,000 from this loan, respectively. Upon draw down of $650,000, the investor was granted 97,500 warrants. As consideration for the loan, the investor is entitled to warrants to purchase up to 150,000 shares of the Company’s common stock at a $3.00 strike price, with a two-year term from date of grant.  The investor is granted the warrants pro-rata with the amount drawn from the loan. The principal balance will be payable in full five months from each borrowing date.

The 97,500 warrants are immediately exercisable and expire on the second anniversary of their issuance. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 2.76%; dividend yield – 0%; expected volatility – 88% and term of 2 years.  The fair value of the warrants was $194,226.

The fair value of the warrants was allocated to the total proceeds from the loans, based on the relative fair value of the warrants and debts, as unamortized interest totaling $140,904, to be amortized over the term of the loans.  The warrants were classified as equity. The amortized interest expense for the nine and three months ended September 30, 2010 was $87,537 and $69,930. At September 30, 2010, loans payable net of unamortized interest on warrants was $846,633.  During the nine and three months ended September 30, 2010, no warrants were exercised.

The following table summarizes the loan payable transactions for the period January 1, 2010 through September 30, 2010:

Proceeds from loans:	$900,000
Discount due to warrants issued with loans:	(140,904)
Amortization of discount:	87,537
Balance at September 30, 2010:	$846,633

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2009	—	$—	—
Exercisable at December 31, 2009	—	—	—
Granted	127,500	3.00	2.00
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at September 30, 2010	127,500	3.00	1.73
Exercisable at September 30, 2010	127,500	$3.00	1.73

16. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, PRC subsidiaries of the Company are required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings, in which dividends cannot be distributed.

Surplus reserve fund

The PRC subsidiaries of the Company are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  The Company had $67,737 in this reserve at September 30, 2010.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income.  The Company did not make any contribution to this fund for the period since business inception through September 30, 2010.

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

17. COMMITMENTS

Jien leased its office under a long term, non-cancelable, and renewable operating lease agreement on November 8, 2007, with an expiration date of November 7, 2009.  Upon expiration, the Company renewed the lease for a period from November 8, 2009 to November 7, 2012, with monthly rent of approximately $3,600 (RMB 24,509). Annual rental expense is approximately $43,200 for the years ended December 31, 2010 and 2011, and approximately $36,000 for 2012. For the nine and three months ended September 30, 2010, the rental expense was $28,800 and $10,800, respectively. For the period since business inception through September 30, 2009 and for the three months ended September 30, 2009, the rental expense was $5,267.

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

As a result of the termination and rescission of the agreement, the Company transferred all of the shares of capital stock of Chongqing Sysway to the prior owners of Chongqing Sysway, and the 1,400,000 shares of common stock of the Company issued in exchange for the shares of capital stock of Chongqing Sysway were returned to the Company and treated as treasury shares. The intent of this transaction was to return the Company, Chongqing Sysway, and the prior owners of the capital stock of Chongqing Sysway to their status prior to the completion of the acquisition by the Company of the capital stock of Chongqing Sysway on December 24, 2009. For convenience of reporting for accounting purposes, January 1, 2010 has been designated as the date of rescission.

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

The Company also agreed to issue to the investor warrants to purchase an additional 300,000 shares of its common stock during a five year period at an exercise price of $2.00 per share. The warrant will be issued to the investor upon the effectiveness of a registration statement on Form S-1 to be filed with the Securities and Exchange Commission (SEC).  The warrant will be exercisable in whole or in part upon issuance and will remain exercisable for a five-year period.

The Company also entered into a registration rights agreement as part of the transaction. The registration rights agreement requires the Company to prepare promptly, and file with the SEC within 60 days, the registration statement for the resale of the shares of common stock issuable upon exercise of the warrant.

As of September 30, 2010, the Company has not delivered any put notices to the investor.

21.  SUBSEQUENT EVENT

With assistance from Jien, the Company initiated the registration of Jien’s shares in the name of the Company in China, and on October 8, 2010, Jien was approved by the Ministry of Foreign Commerce in Hainan Province as a Wholly-Owned Foreign Enterprise (WOFE), allowing it the right to seek a WOFE business license and open a foreign exchange account as a WOFE.  On October 21, 2010, Covenant Holdings made the $150,000 payment to the former shareholders of Jien pursuant to the Agreement on Share Transfer and Increase of Registered Capital.  On November 4, 2010, Jien received its WOFE business license from the Administration of Industry and Commerce in Hainan Province, which reflects Covenant Holdings as the 100% owner of Jien’s equity.  The Company will contribute $350,000 to Jien upon Jien receiving approval from SAFE to open a foreign exchange bank account in China, which is currently pending.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, “predict”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the factors discussed in the section “results of operations” below), and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Overview

We are a holding company primarily engaged in the business of acquiring equity interests in private companies based and operating in the PRC and providing these companies with support, including administrative, legal, accounting and marketing assistance, and an infusion of capital with the goal of growing such companies’ operations and profits.  We believe that equity investments in China present one of the most attractive global investment opportunities available in the coming four to seven years.  We plan to focus on growth company acquisitions located in China.

We were incorporated in the State of Nevada on November 8, 2006 under the name Everest Resources Corp. as a development stage corporation that intended to engage in the exploration of gold.  On December 24, 2009, we changed our name to Covenant Group of China Inc. and acquired all of the capital stock of Covenant Holdings, a privately held company incorporated under the laws of the State of Delaware and engaged in the business of acquiring equity interests in private Chinese operating companies and providing these companies with strategic support.  The acquisition of the capital stock of Covenant Holdings was accomplished on December 24, 2009, pursuant to the terms of a share exchange agreement by and among the Company, Covenant Holdings and all of the shareholders of Covenant Holdings.  Upon the closing of the share exchange, each of the Covenant Holdings shareholders exchanged their respective shares of Covenant Holdings, on a one-for-one basis, for 9,380,909 shares of the Company’s common stock.  As a result of the share exchange, Covenant Holdings became a wholly owned subsidiary of the Company.

Prior to our acquisition of Covenant Holdings, we were in the development stage and had minimal business operations.  We had no interest in any property, but had the right to conduct mineral exploration activities on 471 acres located in southern British Columbia, Canada pursuant to an agreement with the former majority shareholder of the Company, Gary Sidhu.  In connection with the acquisition of Covenant Holdings, Mr. Sidhu terminated the Company’s mineral exploration rights, and he agreed to surrender 5,000,000 shares of the Company’s common stock in exchange for $100,000 and a promissory note from the Company in the principal amount of $190,000, $90,000 of which the Company has prepaid.  Mr. Sidhu surrendered 4,500,000 shares of our common stock and agreed to surrender his remaining 500,000 shares upon full payment of the promissory note by the Company.  On March 25, 2010, Mr. Sidhu and the Company entered into an agreement pursuant to which Mr. Sidhu agreed to cancel the promissory note and surrender his remaining 500,000 shares in exchange for the Company issuing to him 300,000 shares of common stock of the Company.  On May 13, 2010, Mr. Sidhu and the Company entered into an agreement pursuant to which Mr. Sidhu agreed to reduce the number of shares that he will receive from 300,000 to 70,000.  See “Prospectus Summary” in this prospectus.

There was no significant activity from June 10, 2009 through December 31, 2009, except for the acquisitions of our two operating subsidiaries, Hainan Jien and Chongqing Sysway.  On June 24, 2009, Covenant Holdings entered into a stock acquisition and reorganization agreement with Hainan Jien and its stockholders.  Pursuant to the terms of this agreement, Covenant Holdings acquired 100% of the capital stock of Jien, representing 100% of the company’s outstanding equity interests, in exchange for 1,350,000 shares of a public shell’s common stock.  For purposes of this acquisition, the common stock of the shell company that would acquire all of the rights and obligations of Covenant Holdings was valued at $1.76 per share, which was determined by the volume weighted average stock price for the first day of trading of the Company’s common stock plus all private sales of Covenant Holdings’ common stock prior to the completion of the reverse merger with the Company.  Jien was incorporated in Hainan Province, China in 1999.  Jien specializes in the design and installation of security and surveillance infrastructure to protect financial institutions and government agencies, and it also implements “intelligent construction” projects for commercial customers.

On June 24, 2009, Covenant Holdings entered into a stock acquisition and reorganization agreement with Chongqing Sysway and its stockholders.  Pursuant to the terms of this agreement, Covenant Holdings acquired 100% of the capital stock of Sysway, representing 100% of the company’s outstanding equity interests, in exchange for 1,400,000 shares of a public shell’s common stock.  For purposes of this acquisition, the common stock of the shell company that would acquire all of the rights and obligations of Covenant Holdings was valued at $1.76 per share, which was determined in the same manner as in the acquisition of Hainan Jien.   Chongqing Sysway was incorporated in 1999 in Chongqing City, Sichuan Province, PRC, as a State Owned Enterprise (“SOE”).  Since 2005 Chongqing Sysway has operated as a private enterprise mainly engaged in systems integration services, including computer systems installation, website design, and system firewall setup, particularly for the tobacco industry.

Under the stock acquisition and reorganization agreement between the Company and Hainan Jien, the Company agreed to make a capital contribution of $2,500,000 to Hainan Jien.  On August 27, 2010, the Company entered into an agreement with Hainan Jien and its former shareholders pursuant to which Hainan Jien and such shareholders have agreed to arrange for the official transfer of the shares of Hainan Jien from such shareholders to the Company in the PRC, which was completed on November 4, 2010.  The Company has paid $150,000 to such shareholders and will invest $350,000 in Hainan Jien upon Jien’s approval from SAFE to open a foreign exchange account in China.  The $150,000 payment to the former shareholders of Hainan Jien is required under PRC law in order to maintain the existing registered capital of Hainan Jien.  In addition, the Company has agreed to use its best efforts to invest an additional $825,000 in Hainan Jien on or before October 31, 2010 and another $1,175,000 on or before January 31, 2011.  As a result of administrative delays in the share registration process, Covenant Holdings, Jien and the former Jien shareholders are working amicably to fund Jien and increase Jien’s registered capital as close as possible to the envisioned funding schedule.

The former shareholders and Hainan Jien have agreed to assist the Company with increasing Hainan Jien’s registered capital with PRC governmental authorities in accordance with the Company’s investments.  The parties have agreed that in the event the Company fails to make such capital contributions to Hainan Jien, the former shareholders will have no right to have the shares of stock of Hainan Jien returned to them.

The Company intends to rely on a private placement of convertible preferred stock and other private offerings to provide the funding for the remaining $2,000,000 that the Company has agreed to contribute to Hainan Jien. Additionally, to the extent the Company has the ability to sell shares under the Equity Credit Agreement at or prior to the time that any obligation to make capital contributions to Jien remains outstanding, the Company may use the sale of shares under the Equity Credit Agreement to provide such funding, though it is too early for the Company to determine how much, if any, funds will be accessed via the Equity Credit Agreement for this purpose.

Rescission of our Acquisition of Chongqing Sysway

On April 30, 2010, the Board of Directors of the Company voted to terminate and rescind the stock acquisition and reorganization agreement with Chongqing Sysway due to several breaches of such agreement by Chongqing Sysway, including the failure of the prior owners of Chongqing to repay a dividend paid to them by Chongqing Sysway in excess of that permitted under the agreement and under China law and the failure of Chongqing Sysway and its prior owners to cooperate with the Company in the preparation of the financial statement disclosures required under United States securities laws.

As a result of the termination and rescission of the agreement, the Company has transferred all of the shares of capital stock of Chongqing Sysway to the prior owners of Chongqing Sysway and the 1,400,000 shares of common stock of the Company issued in exchange for the shares of capital stock of Chongqing Sysway have been returned to the Company and treated as treasury shares.  The intent of this transaction is to return the Company, Chongqing Sysway, and the prior owners of the capital stock of Chongqing Sysway to their status prior to the completion of the acquisition by the Company of the capital stock of Chongqing Sysway on December 24, 2009.

The assets and liabilities of Chongqing Sysway and the results of operations of Chongqing Sysway are reflected in the consolidated financial statements of the Company as discontinued operations.  As a result, the consolidated results of operations of Covenant Group of China for the three months ended September 30, 2009 reflect the results of operations of Jien but exclude the results of operations of Chongqing Sysway as if the rescission of Chongqing Sysway acquisition occurred on July 1, 2009.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 of our 2009  consolidated audited annual  financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Principle of Consolidation

The consolidated financial statements include the accounts of Covenant Holdings, Covenant Group of China, Pandaz Delaware and Hainan Jien and all intercompany transactions and account balances are eliminated in consolidation.

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

Accounts Receivable and Retentions Receivable

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

Inventories

The Company’s inventory is valued at the lower of cost or market with cost determined on a first in, first out basis.

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

Buildings	20-25 years
Leasehold improvements	Shorter of lease term or 10 years
Vehicles	5-10 years
Office Equipment	3-5 years

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104 (codified in FASB ASC Topic 605).  Revenue is recognized when services have been rendered or product delivery has occurred, a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

The Company derives the majority of its revenue from the supply and installation of surveillance and security equipment and systems.  The two deliverables do not meet the separation criteria under Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21) (codified in FASB ASC Topic 605).  Revenue from the supply and installation of surveillance and security equipment and systems are recognized when the installation is completed and the customer acceptance is received. For contracts that are partially completed at the end of a reporting period, the company recognizes revenue based on a percentage of completion method as work on the contract progresses. The income recognized is the percentage of total estimated income that incurred costs to date bear to estimated total costs after giving effect of costs to complete based on the most recent information. The customer signs off on a progress report to indicate acceptance of the percentage recognized.

Sales revenue represents the invoiced value of goods and services, net of value-added tax (VAT).  Jien became a general taxpayer on February 1, 2010 so that all of the Company’s products sold in the PRC are subject to a fixed VAT of 17% of the gross sales price, which can be offset by VAT incurred by Jien on its purchases. Prior to February 2010, the Company was a small business and subject to a fixed VAT rate 4% in 2008 and 3% in 2009, which cannot be offset by VAT incurred on purchases. Only the sale of goods is subject to VAT. Revenue from installation contracts is subject to a 3% business tax, which is reflected in the cost of goods sold.

Most of the major contracts are bundled with a post-installation service for duration of 1 to 3 years depending on customers’ requests.  During this period, customers are entitled to exchange parts if they are found to be not working in line with specifications or if there is quality problem.

The Company subcontracts all its major projects to third party subcontractors who supply both the equipments and parts and provide installation service. Back-to-back warranty from third party subcontractors is provided for both products and services.  Since the warranty service is covered by subcontractors, there is no substantial performance obligation once the installation is completed and accepted by the customers.  Accordingly, the earnings process is considered completed upon completion of project. In cases where subcontractors provide a shorter warranty period than that requested by customers, Jien will service the customers itself as Jien has a core team of engineers and technicians to handle this part of the service.  In such cases, the warranty service is not deemed to be a separate deliverable.

There is no general right of return indicated in the contracts. If any equipment delivered does not fit the required specifications, customers are entitled to exchange for the correct item; or if the item is not functioning properly, the Company is responsible for fixing it or replacing it with a new item, which is usually covered by a manufacturer’s warranty and/or the third party subcontractor’s warranty. Customers are not entitled to a refund. Because there is no general right of return and the software portion of a typical contract amounts to an insignificant part of the contract, the Company’s revenue arrangements do not contain multiple deliverables.

Cost of Revenue

Cost of goods sold consists primarily of material costs, labor costs, and related overhead that are directly attributable to the production of the service.  Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Foreign Currency Translation and Transactions and Comprehensive Income (Loss)

The accompanying consolidated financial statements are presented in United States Dollars (“USD”).  The Company’s functional currency is the USD, while the Company’s wholly owned Chinese subsidiary’s functional currency is the Renminbi (“RMB”).  The functional currencies of the Company’s foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year.  The translation adjustments are recorded as a separate component of stockholders’ equity, captioned accumulated other comprehensive income (loss).  Gains and losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations.  There have been no significant fluctuations in the exchange rate for the conversion of RMB to USD after the balance sheet date.

Comprehensive Income (Loss)

The Company uses SFAS No. 130, “Reporting Comprehensive Income” (codified in FASB ASC Topic 220).   Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

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

SFAS 131 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted in one industry segment.  The Company consists of one reportable business segment.  Most of the Company’s assets are located in the PRC, except US bank accounts for Covenant Holdings, Covenant Group of China, and Pandas Delaware, and $25,000 of intangible assets that belong to Pandaz Delaware.

RESULTS OF OPERATIONS

For the three months ended September 30, 2010 and the comparative period of 2009

The following table presents the actual consolidated results of operations of Covenant Group of China for the three months ended September 30, 2010 as compared to the consolidated results of operations of Covenant Group of China for the three months ended September 30, 2009, indicated as a percentage of net sales.

	For Three Months Ended September 30,
	2010		2009
	$	% of Sales	$	% of Sales
Sales	1,695,657		1,809,815
Cost of sales	1,260,321	74%	1,440,937	80%
Gross Profit	435,336	26%	368,878	20%
Operating Expenses	341,639	20%	312,122	17%
Income from Operations	93,697	6%	56,756	3%
Other Income (Expenses), net	(82,502)	(5)%	554	0%
Income from Continuing Operations	11,195	-%	57,310	3%
Income from Discontinued Operations, Net of Tax	-	-%	47,361	3%
Net Income	11,195	1%	104,671	6%

NET REVENUES

Net revenues for the three months ended September 30, 2010 were $1,695,657, as compared to net revenues of $1,809,815 for the comparative period of 2009, a decrease of $114,158, or approximately 6%. The  decrease in net revenues was primarily attributable to contracts with smaller amounts Jien obtained during the three months ending September 30 2010 even though the number of the contracts increased compared to the same period of 2009. Of its larger projects during the three months ended September 30, 2009, Jien recognized $630,000 from a project with Hainan Province Medical School and $600,000 from a real estate company project due to its completion. .

COST OF REVENUES

Cost of revenue includes material costs, labor costs, and related overhead, which are directly attributable to our provided services and products. For the three months ended September 30, 2010, cost of revenues amounted to $1,260,321, or approximately 74% of net revenues, as compared to cost of revenues of $1,440,937, or approximately 80% of net revenues, for the comparative period of 2009.

The decrease in cost of revenue as a percentage of net revenue was attributable to our efficient control on labor cost and material cost despite overall price inflation in China. Though the cost of each project varies based on the nature of each project, Jien was able to internalize work on projects as opposed to selectively outsourcing work, which has resulted in cost savings.

GROSS PROFIT

Gross profit for the three months ended September 30, 2010 was $435,336, as compared to $368,878 for the comparative period of year 2009, an increase of $66,458 or approximately 18%. Gross profit margin was 26% for the three months ended September 30, 2010 and 20% for the comparative period of 2009. This increase in gross profit margin was due to the relatively lower cost of revenue as a percentage of revenue for the three months ended September 30, 2010 for the reasons described above.

OPERATING EXPENSES

Operating expenses consisted of selling, general and administrative expenses totaling $341,639 for the three months ended September 30, 2010, compared to $312,122 for the comparative period of 2009, an increase of $29,517 or 9%.  The increase in operating expenses was primarily due to increased expenses in audit, legal and consulting fees arising from the Company being a public company as a result of the reverse merger at the end of 2009.

The operating expense for Jien was approximately $183,948 for the three months ended September 30, 2010 as compared to $167,647 for the same period of 2009, a slight increase of $16,301or 10%. This increase was mainly attributable to a bad debt write off of $79,000 but partially offset by management’s cost savings realized on traveling and entertainment, as well as the decreased tax rate on net sales from 3% in 2009 to 1.76% in 2010.

NET INCOME

For the three months ended September 30, 2010, the Company had net income of $11,195 as compared to net income of $57,310 for the comparative period of 2009, a decrease of $46,115, or approximately 80%. This decrease in net income was mainly due to a non-cash interest expense of approximately $70,000 resulting from the amortization of the fair value of the warrants that were attached to the short-term loans.

For the nine months ended September 30, 2010 and the comparative period of 2009

The following table presents the actual consolidated results of operations of Covenant Group of China for the nine months ended September 30, 2010 as compared to the pro forma consolidated results of operations of Covenant Group of China for the nine months ended September 30, 2009 as if the acquisition of Jien occurred on January 1, 2009, indicated as a percentage of net sales.  The pro forma consolidated results of operations of Covenant Group of China for the nine months ended September 30, 2009 exclude the results of operations of Chongqing Sysway.

	For Nine Months Ended September 30,
	2010			2009 (Pro Forma)
	$		% of Sales	$		% of Sales
Sales		4,672,677			4,835,602
Cost of sales		3,561,711	76%		3,741,556	77%
Gross Profit		1,110,966	24%		1,094,046	23%
Operating Expenses		933,799	19%		541,613	11%
Income from Operations		177,167	5%		552,433	12%
Other Expenses, net		(121,110)	(3)%		(3,957)	(0)%
Net Income		56,057	2%		548,476	12%

NET REVENUES

Net revenues for the nine months ended September 30, 2010 were $4,672,677, as compared to net revenues of $4,835,602 for the comparative period of 2009, a decrease of $162,925, or approximately 3%. Despite the slight decrease, Jien obtained new contracts from government agencies in the nine months ended September 30, 2010, such as the projects with the General Office of Peoples Government of Haikou Municipality, JingRui Real Estate Development Company, Government Affair Center, Haikou City Prison.. We recognized revenue by using the percentage of completion method for each project, which was determined based on the actual cost spent in proportion to the total estimated cost. The progress of the project usually proceeds faster for the beginning stage of the project.  For example, for the Hainan Province Medical School contract, we recognized approximately $1.2 million of revenue for the nine months ending September 30, 2009 when the project was 65% completed.  Comparatively, during the nine months ending September 30, 2010, we only recognized approximately $0.4 million for this project.

COST OF REVENUES

Cost of revenue includes material costs, labor costs, and related overhead, which are directly attributable to our provided services. For the nine months ended September 30, 2010, cost of revenues amounted to $3,561,711, or approximately 76% of net revenues, as compared to cost of revenues of $3,741,556, or approximately 77% of net revenues, for the comparative period of 2009. The decrease in cost of revenue as a percentage of net revenue was attributable to controls on labor costs and selectively outsourcing certain projects..

GROSS PROFIT

Gross profit for the nine months ended September 30, 2010 was $1,110,996, as compared to $1,094,046 for the comparative period of year 2009, an increase of $16,920 or approximately 2%. Gross profit margin was 24% for the nine months ended September 30, 2010 and 23% for the comparative period of 2009. This slight increase in gross profit margin was due to the slight decrease in cost of revenue as a percentage of revenue due to the cost controls outlined above.

OPERATING EXPENSES

Operating expenses consisted of selling, general and administrative expenses totaling $933,799 for the nine months ended September 30, 2010, compared to $541,613 for the comparative period of 2009, an increase of $392,186 or 72%.  The increase in operating expenses was primarily due to increased expenses in audit, legal, and consulting fees arising from the Company being a public company as a result of the reverse merger at the end of 2009.

The operating expense for Jien was approximately $376,729 for the nine months ended September 30, 2010 as compared to $397,147 for the same period of 2009, a decrease of $ 20,418 or 5%. This decrease was mainly attributable to cost savings on travel, rental and entertainment expenses by Jien’s management, as well as the decrease of the tax rate on net sales from 3% in 2009 to 1.76 in 2010, partially offset by the increased bad debt write off.

NET INCOME

For the nine months ended September 30, 2010, the Company had net income of $56,057 as compared to net income of $548,476 for the comparative period of 2009, a decrease of $492,419, or approximately 90%. This decrease in net income was mainly due to increased expenses in audit, legal, and consulting fees arising from the Company being a public company, a bad debt allowance expense of $79,000, a one-time, non-cash expense of approximately $23,200 resulting from the settlement of a note payable to Mr. Sidhu in exchange for the issuance of 70,000 shares of the Company’s common stock, and a non-cash interest expense of approximately $88,000 resulting from amortization of the fair value of the warrants that were attached to the short term loans.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2010 and the comparative period of 2009

As of September 30, 2010, we had cash and cash equivalents of $1,700,573, of which Covenant Group of China directly held $582,202 and Jien held $1,118,109. Other current assets were $3,611,204 and current liabilities were $3,216,302.  Working capital was $2,095,475. The ratio of current assets to current liabilities was 1.65:1 at September 30, 2010.

The following table presents the actual summary of cash provided by or used in each of the indicated types of activities of Covenant Group of China for the nine months ended September 30, 2010 as compared to the pro forma summary of cash provided by or used in each of the indicated types of activities of Covenant Group of China for the nine months ended September 30, 2009 as if the acquisition of Jien occurred on January 1, 2009.

	2010	(Pro Forma) 2009
Cash provided by (used in):
Operating Activities	$(757,792)	$78,131
Investing Activities	(34,171)	-
Financing Activities	1,503,514	485,934

Net cash flow used in operating activities was $757,792 during the nine months ended September 30, 2010, as compared to net cash flow provided by operating activities of $78,131 for the comparative period of 2009. The decrease in net cash flow generated in operating activities during the nine months ended September 30, 2010 was mainly due to decreased net income, increased purchases of inventory, payments for accounts payable, and increased accounts receivable outstanding.  These effects are attributable to an increasingly competitive business environment, whereby competitors bid for new contracts on the basis of extending credit terms to customers, though credit terms from materials suppliers have remained fixed.  To remain competitive, Jien has extended more favorable payment terms to its customers while simultaneously managing the strict credit terms of its suppliers.  Jien plans to address this difficult business environment through continued cost reduction and negotiating better payment terms with its materials suppliers.

Net cash flow used in investing activities was $34,171 in the nine months ended September 30, 2010, compared to net cash used in investing activities of $0 in the comparative period of 2009. The cash was used mainly for the acquisition of fixed assets.

Net cash flow provided by financing activities was $1,503,514 in the nine months ended September 30, 2010 as compared to net cash provided by financing activities of $485,934 in the comparative period of 2009.  The increased cash flow provided by financing activities was primarily due to a short-term bank loan received by Jien and three bridge loans obtained by the holding company in the nine months ended September 30, 2010.

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

Omitted.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2010, the Company entered into a bridge loan agreement for $1 million of short-term financing with JD Holdings 1, Inc. (“JDC”). As additional consideration for entering into the bridge loan agreement, the Company agreed to issue warrants to purchase up to 150,000 shares of the Company’s common stock at a $3.00 strike price over a 2-year term. Under the terms of the loan agreement, the warrants will become exercisable pro-rata with the amount the Company draws down against the $1 million loan. As of September 17, 2010, the Company has drawn down $650,000 of this financing, requiring the issuance of warrants to JDC, currently exercisable, to purchase up to 97,500 shares of the Company’s common stock pursuant to the terms set forth above. The issuance of such warrants was exempt from the registration requirements of the Securities Act pursuant to the exemption provided under Section 4(2) of the Securities Act.

There are no contractual limitations on the payment of cash dividends by the Company, including under any loan agreement.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    [Removed and Reserved.]

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

3.1
Articles of Incorporation of Covenant Group of China Inc. (formerly Everest Resources Corp.) (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of the Registrant filed on August 30, 2007)

3.2
Certificate of Amendment to the Articles of Incorporation of Covenant Group of China Inc. (formerly Everest Resources Corp.) (Incorporated herein by reference to Exhibit 3(i).1 to the Current Report on Form 8-K of the Registrant filed on December 31, 2009)

3.3
Bylaws of Covenant Group of China Inc. (formerly Everest Resources Corp.) (Incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of the Registrant filed on August 30, 2007)

3.4
Amendment to Bylaws of Covenant Group of China Inc. (formerly Everest Resources Corp.) (Incorporated herein by reference to Exhibit 3(ii).2 to the Current Report on Form 8-K of the Registrant filed on December 31, 2009)

10.1	First Amendment to Promissory Note by and between Covenant Group of China Inc. and Walston Dupont Global Advisors LLC, dated October 28, 2010

10.2	Third Amendment to Promissory Note by and between Covenant Group of China Inc. and Sui Generis Capital Partners LLC, dated October 28, 2010

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT GROUP OF CHINA INC.

November 15, 2010	By:	/s/ Kenneth Wong
Kenneth Wong
President (Principal Executive Officer)

November 15, 2010	By:	/s/ Justin D. Csik
Justin D. Csik
Chief Financial Officer (Principal Financial and Accounting Officer)