Form 10-K/A
period 2009-12-31
COVENANT GROUP OF CHINA INC
filed 2010-12-17
CIK 1410725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K /A
(Amendment No. 1)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 200 9

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑ No ☐

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

Item 1.  Business.

Overview

We are a holding company engaged in the business of acquiring equity interests in private companies based and operating in the People’s Republic of China (“PRC” or “China”) and providing these companies with support, including administrative, legal, accounting and marketing assistance  and an infusion of capital with the goal of growing such companies operations and profits.  As described below, during 2009 we completed the acquisition of two privately held companies based and operating in China.  On April 30, 2010, we terminated our agreements with one of our Chinese subsidiaries and rescinded the exchange of shares for the capital stock of that company.  See “Termination of our Acquisition of Chongqing Sysway.”

We intend to continue to seek to acquire privately held companies in China.   We believe that equity investments in China present one of the most attractive global investment opportunities available in the coming four to seven years.  The Company plans to focus on growth company acquisitions located in China.  The local Chinese equity markets are highly concentrated, serving only a small fraction of the local corporate market.   As with our current Chinese subsidiary, we intend to have at least two members of our board of directors and management elected to serve on the board of each company we acquire.  The management and board of the company intend to take an active role in monitoring the performance of our operating subsidiaries.

Our initial focus is on information technology (“IT”) companies that are well positioned to capitalize on opportunities created by the government’s new policies or which are serving industrial sectors that are a target of the government’s economic development policies.  IT spending growth in emerging markets such as China is nearly double that of western economies, and IT is considered to be a major factor in promoting GDP growth, balancing economic development, expanding the business base and accelerating the growth of a consumer class.  IT spending is expected to increase in China from $73.0 billion in 2008 to $127.0 billion in 2013.  China Information Technology Report Q4 2009 (by Business Monitor International, as published on October 15, 2009 by www.marketresearch.com).  Our initial portfolio acquisitions of Chongqing HongSheng Information Industry Co., Inc. (“Chongqing Sysway” or “Sysway”) and Hainan Jien Intelligent Engineering Co., Inc. (“Hainan Jien” or “JIEN”) were in furtherance of this focus.  Chongqing Sysway is engaged in the design, development and integration of advanced information systems and management software, and JIEN specializes in the design and installation of security and surveillance systems.   We terminated our agreements with Chongqing Sysway and rescinded our acquisition of its capital stock on April 30, 2010.  See “Termination of our Acquisition of Chongqing Sysway.”

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

We believe that we are positioned to work with Chinese growth companies in gaining access to the U.S. capital markets while simultaneously assisting such  companies with growing their operations and profits.   Although the Company is not a private equity firm in the traditional sense, emergent trends in private equity investment in China indicate there is increasing demand for growth capital for companies in light of the Chinese government’s economic initiatives and the country’s rapidly expanding consumer base.  Private equity investment in China is expected to boom in the next few years.  Specifically, it is predicted that China should experience a 30% rise in such investment during the 2009-2011 period (China's Private Equity Boom, by Shaun Rein, Business Week, July 16, 2008).  As a basis for comparison, investors allocated $20.5 billion to China in 2008 compared to $5 billion invested in 2005.  This surge, according to Business Week, is supported by four pillars: the growth of the Chinese middle class; the global competitiveness of Chinese firms; the tightening of credit for smaller Chinese firms; and the Chinese stock market.  Nevertheless, the success of our business will primarily be characterized by the investment opportunity that China presents and the positioning of our portfolio companies to capitalize on such opportunity within their respective industries.

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

Activity in the IC industry is influenced by annual investment in construction, public infrastructure, and the modernization of existing systems and related hardware.  As new and better technologies are created, the scale of technological improvements and modernization should increas e and, as a result, economically feasible break-through designs in IC should have a larger effect in stimulating demand.   This conclusion must be considered in light of broader trends in the Chinese economy and construction industry:

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

Hainan Jien

Hainan Jien designs and installs security and surveillance infrastructure to protect financial institutions and government agencies and implements systems for IC projects for commercial customers.  JIEN's security and surveillance business is primarily sourced from the Chinese government’s “Safe City Project” 3111 Project initiative.  To this end, the company specializes in the installation of security and surveillance systems in various public areas, from city-wide surveillance systems and traffic surveillance systems to critical government locations, cyber cafes, bars and discotheques. With regard to the IC services offered by Hainan Jien, the company focuses on IC projects in three distinct areas:

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

Recognition within Our Subsidiaries’ Respective Industries

Both Chongqing Sysway and Hainan Jien are regarded by the certifying bodies of their respective industries.  In China, recognition by independent public and private industry experts of a firm’s product or service is regarded by commercial, governmental and retail customers as assurance of the quality of a firm’s offerings and is am important basis upon which to compete.  Each of our operating subsidiaries’ certifications and honors are as follows:

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

History

We were incorporated in the State of Nevada on November 8, 2006 under the name Everest Resources Corp. (“Everest”) as an exploration stage corporation that intended to engage in the exploration of gold.  On December 24, 2009 we changed our name to Covenant Group of China Inc. and acquired all of the outstanding capital stock of Covenant Group Holdings Inc. (“Covenant Holdings”), a privately held company incorporated under the laws of the State of Delaware and engaged in the business of acquiring equity interests in private Chinese operating companies and providing these companies with strategic support.  The acquisition of Covenant Holdings was accomplished on December 24, 2009 , pursuant to the terms of a share exchange in which each of the Covenant Holdings shareholders exchanged their respective shares of Covenant Holdings, on a one-for-one basis, for 9,380,909 shares of the Company's common stock.  As a result of the share exchange, Covenant Holdings became a wholly-owned subsidiary of Covenant.

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

On June 24, 2009, Covenant Holdings entered into a stock acquisition and reorganization agreement with Chongqing Sysway and its stockholders. Pursuant to the terms of this agreement, Covenant Holdings acquired 100% of the capital stock of Sysway, representing 100% of the company’s outstanding equity interests, in exchange for 1,400,000 shares of a public shell’s common stock. For purposes of this acquisition, the common stock of the shell company that would acquire all of the rights and obligations of Covenant Holdings was valued at $1.76 per share, which was determined in the same manner as in the acquisition of Hainan Jien. Chongqing Sysway was incorporated in 1999 in Chongqing City, Sichuan Province, PRC, as a state owned enterprise. Since 2005 Chongqing Sysway has operated as a private enterprise mainly engaged in systems integration services, including computer systems installation, website design, and system firewall setup, particularly for the tobacco industry.

Under the stock acquisition and reorganization agreements with Chongqing Sysway and Hainan Jien, we agreed to contribute $2,500,000 in capital to each of these companies.  Because the government of China would not permit the ownership of the stock of Chongqing Sysway and Hainan Jien to be registered in the name of the Company until the companies’ existing registered capital requirements were satisfied, the Company entered into share entrustment agreements with each of these companies and their former shareholders pursuant to which the shares of stock of each company and the shares of common stock of the Company to be issued in exchange for such shares were held in trust until the ownership of the stock of each company was registered in the name of the Company on the records of the Chinese government.

On August 27, 2010, the Company entered into an agreement with Hainan Jien and its former shareholders pursuant to which Hainan Jien and such shareholders agreed to arrange for the official transfer of the shares of Hainan Jien from such shareholders to the Company in the PRC.  The Company paid $150,000 to such shareholders on October 21, 2010 and invested $350,000 in Hainan Jien upon completion of the registration of Hainan Jien's shares in the name of the Company in China on November 17, 2010.  In addition, the Company has agreed to use its best efforts to invest an additional $825,000 in Hainan Jien on or before October 31, 2010 and another $1,175,000 on or before January 31, 2011.  The parties have agreed that in the event the Company fails to make such capital contributions to Hainan Jien, the former shareholders will have no right to have the shares of stock of Hainan Jien returned to them.

Termination of our Acquisition of Chongqing Sysway

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

We will incur costs as a result of being a public company, and the requirements of being a public company may divert management’s attention from our business and adversely affect our financial results. As a public company, we are subject to a number of requirements, including the reporting requirements of the Exchange Act, Sarbanes-Oxley and eventually the listing standards of the NASDAQ Capital Market. These requirements will cause us to incur costs and might place a strain on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we might not be able to retain our independent directors or attract new independent directors for our committees.

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

In December 2009, the board of directors of Chongqing Sysway, one of our wholly owned Chinese subsidiaries, declared and paid a $322,061 dividend to the original shareholders and management of the company without the authorization of Covenant’s board of directors.  In a December 2009 meeting of the Chongqing Sysway board, the board resolved to declare a dividend payment to the original shareholders and management of the company based on 2007 earnings on the assumption that it was permissible.  Upon our receipt of a report from our independent accountants, we determined that this payment was outside the parameters of our acquisition agreement with Chongqing Sysway and had to be reversed.  Moreover, the dividend exceeded the amount that Chongqing Sysway was permitted to pay under PRC law. The original shareholders and management of Chongqing Sysway executed a promissory note to repay the full $322,061 dividend to Chongqing Sysway by April 15, 2010.   Due to the failure of the original shareholders and management to repay the dividend and the refusal of its prior owners to cooperate with the Company in the preparation of the financial statement disclosures required under the United States securities laws, the Company terminated its agreements with Chongqing Sysway and rescinded the Company’s acquisition of Chongqing Sysway.  See "Termination of our Acquisition of Chongqing Sysway."

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

Overview

We are a holding company engaged in the business of acquiring equity interests in private companies based and operating in the PRC and providing these companies with support, including administrative, legal, accounting and marketing assistance, and an infusion of capital with the goal of growing such companies’ operations and profits .  We believe that equity investments in China present one of the most attractive global investment opportunities available in the coming four to seven years.  We plan to focus on growth company acquisitions located in China.

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

On June 24, 2009, Covenant Holdings entered into a stock acquisition and reorganization agreement with Chongqing Sysway and its stockholders. Pursuant to the terms of this agreement, Covenant Holdings acquired 100% of the capital stock of Sysway, representing 100% of the company’s outstanding equity interests, in exchange for 1,400,000 shares of a public shell's common stock.  For purposes of this acquisition, the common stock of the shell company that would acquire all of the rights and obligations of Covenant Holdings was valued at $1.76 per share, which was determined in the same manner as the acquisition of Hainan Jien .   Chongqing Sysway was incorporated in the Chongqing City, Sichuan Province, PRC, in 1999 as a State Owned Enterprise (“SOE”).   Since 2005, Chongqing Sysway has operated as a private enterprise mainly engaged in systems integration services, including computer systems installation, website design, and system firewall setup, particularly for the tobacco industry.

Under the stock acquisition and reorganization agreements with Chongqing Sysway and Hainan Jien, we agreed to contribute $2,500,000 in capital to each of these companies.  Because the government of China would not permit the ownership of the stock of Chongqing Sysway and Hainan Jien to be registered in the name of the Company until the companies’ existing registered capital requirements were satisfied, the Company entered into share entrustment agreements with each of these companies and their former shareholders pursuant to which the shares of stock of each company and the shares of common stock of the Company to be issued in exchange for such shares were held in trust until the ownership of the stock of each company was registered in the name of the Company on the records of the Chinese government.

On August 27, 2010, the Company entered into an agreement with Hainan Jien and its former shareholders pursuant to which Hainan Jien and such shareholders agreed to arrange for the official transfer of the shares of Hainan Jien from such shareholders to the Company in the PRC.  The Company paid $150,000 to such shareholders on October 21, 2010 and invested $350,000 in Hainan Jien upon completion of the registration of Hainan Jien's shares in the name of the Company in China on November 17, 2010.  In addition, the Company has agreed to use its best efforts to invest an additional $825,000 in Hainan Jien on or before October 31, 2010 and another $1,175,000 on or before January 31, 2011.  The parties have agreed that in the event the Company fails to make such capital contributions to Hainan Jien, the former shareholders will have no right to have the shares of stock of Hainan Jien returned to them.

Termination of our Acquisition of Chongqing Sysway

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

Accounts Receivable and Retentions Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  We record retentions receivable to reflect payments withheld by customers for product quality assurance.   The retention rate under such contracts is predominantly 5% of the sales price with retention periods that vary from 1 year to 3 years, though some contracts have a 3% or a 10% retention rate.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104 (codified in FASB ASC Topic 605).  Revenue is recognized when services have been rendered or product delivery has occurred, a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company derives the majority of its revenue from the supply and installation of surveillance and security equipment and systems.  The two deliverables do not meet the separation criteria under Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21) (codified in FASB ASC Topic 605).  Revenue from the supply and installation of surveillance and security equipment and systems are recognized when the installation is completed and the customer acceptance is received. Sales revenue represents the invoiced value of goods and services, net of value-added tax (VAT). For contracts that are partially completed at the end of a reporting period, the Company recognizes revenue based on percentage of completion method as work on the contract progresses. The income recognized is the percentage of total estimated income that incurred costs to date bear to estimated total costs after giving effect of costs to complete based on the most recent information. The customer signs off on a progress report to indicate acceptance of the percentage recognized.

Hainan Jien is qualified as a small business so that all of the Company’s products sold in the PRC are subject to a fixed VAT rate of 4% of the gross sales price of goods sold regardless of the VAT paid for 2009.   This VAT cannot be offset by VAT incurred by the Company on its purchase of goods. Only the sale of goods are subject to VAT. Revenue from installation contracts is subject to a 3% business tax, which is reflected in the cost of goods sold.

Most of the major contracts are bundled with a post-installation service for a duration of 1 to 3 years depending on customers’ requests.  During this period, customers are entitled to exchange of parts if they are found to be not working in line with specifications or if there is a quality problem.

The Company subcontracts all its major projects to third party subcontractors who supply both the equipments and parts and provide installation service. Back-to-back warranties from third party subcontractors are provided for both products and services.  Since the subcontractors cover the warranty service, there is no substantial performance obligation once the installation is completed and accepted by the customers.  Accordingly, the earnings process is considered completed upon completion of the project. In cases where the subcontractors provide a shorter warranty period than that requested by the customers, the Company will service the customers itself as the Company has a core team of engineers and technicians to handle this part of the service.  In such cases, the warranty service is not deemed to be a separate deliverable.

There is no general right of return provided in the contracts. If any equipment delivered does not fit the required specifications, customers are entitled to exchange for the correct item; or if the item is not functioning properly, the Company is responsible for fixing it or replacing it with a new item, which is usually covered by the manufacturer’s warranty and/or the third party subcontractor’s warranty. Customers are not entitled to a refund.

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

(Pro Forma)
	Since Inception to December 31, 2009			Six Months Ended December 31, 2008
	$		% of Sales	$		% of Sales
Sales		6,527,930			5,734,957
Cost of sales		4,915,867	75.3%		4,369,190	76.2%
Gross Profit		1,612,063	24.7%		1,365,766	23.8%
Operating Expenses		1,145,530	17.6%		701,396	12.2%
Income from Operations		466,533	7.1%		664,370	11.6%
Other Income (Expenses), net		(286,138)	4.4%		24,319	0.4%
Income tax expense		113,094	1.7%		97,365	1.7%
Net Income		67,301	1.0%		591,324	10.3%

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

OPERATING EXPENSES

Operating expenses consisted of selling, general and administrative expenses totaling $ 1,145,530 for the period since inception of Covenant Holdings through December 31, 2009, compared to $701,396 for the comparative period of 2008, an increase of $ 444,134 or 63%.  The increase in operating expenses was primarily due to the expenses of Covenant Holdings for the period since inception through December 31, 2009, which consist of professional expenses including audit, legal and consulting fees of $400,724 and were in connection with the acquisitions of Hainan Jien and Chongqing Sysway and the Company being brought public through a reverse merger transaction ; a one-time write-off of equipment installed on a project that was terminated prior to completion, an increase in the allowance for doubtful accounts, and an increase in the sales tax expense due to increases in JIEN’s sales. These increases were partially offset by a decrease in development expense and a decrease in other miscellaneous expenses.

NET INCOME

For the period since inception of Covenant Holdings through December 31, 2009, net income was $ 67,301 as compared to $591,324 for the comparative period of 2008, a decrease of $ 524,023 , or approximately 89%. This decrease in net income was mainly attributable to the expenses of Covenant Holdings of $690,724 related to the acquisition of two subsidiaries, but was partially offset by economies of scale combined with growth in revenue and efficiency of operations. Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

LIQUIDITY AND CAPITAL RESOURCES

Since inception of Covenant Holdings through December 31, 2009 compared to the comparative period of 2008

As of December 31, 2009, we had cash and cash equivalents of $1,382,364, including $209,146 of cash and cash equivalents in the books of Covenant Holdings.  For comparison purpose, the following summary of cash provided by or used in each of the indicated types of activities during the period since inception of Covenant Holdings through December 31, 2009 as compared to the period from July 1, 2008 through December 31, 2008 were prepared on a pro forma basis as if the acquisition of JIEN and Chongqing Sysway occurred on July 1, 2008, including the cash flow transactions of Covenant Holdings.

(Pro Forma)
	Since Inception to December 31, 2009	Six Months Ended December 31, 2008
Cash provided by (used in):
Operating Activities	$54,830	$(84,647)
Investing Activities	(10,903)	(47,987)
Financing Activities	583,372	2,194

Net cash flow generated by operating activities was $ 54,830 in the period from inception of Covenant Holdings through December 31, 2009, as compared to net cash flow used in operating activities of $84,647 for the comparative period of 2008. The increase in net cash flow generated in operating activities during 2009 was mainly due to increased net income, decreased retentions receivable, and less payments made for account payables during the operating period compared with the payments made for the comparative period of 2008.

Net cash flow used in investing activities was $10,903 in the period from inception of Covenant Holdings through December 31, 2009, compared to net cash used in investing activities of $47,987 in the comparative period of 2008. The cash was used mainly for the acquisition of fixed assets.

Net cash flow generated by financing activities was $ 583,372 in the period from inception of Covenant Holdings through December 31, 2009 as compared to net cash generated by financing activities of $2,194 in the comparative period of 2008.  The increased cash flow used in financing activities is primarily due to proceeds of a short-term loan in the amount of $100,000 and cash contributions to the parent company in the amount of $799,870, but partially offset by a dividend paid by Chongqing Sysway to its original shareholders in the amount of $322,061.  This dividend amount was in excess of Chonqing Sysway’s distributable reserves by approximately $230,000 and beyond that which the original shareholders of Sysway were entitled to under the stock acquisition agreements the Company entered into with the original shareholders of Hainan Jien and Sysway.  The original Sysway shareholders have agreed to repay the full $322,061 dividend to Sysway by April 15, 2010 and have executed a non-interest bearing promissory note in the favor of Sysway to this effect.

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

	(Pro Forma)			(Pro Forma)
	2009			2008
	$		% of Sales	$		% of Sales
Sales		11,890,797			10,478,795
Cost of sales		9,059,047	76.2%		8,230,074	78.5%
Gross Profit		2,831,750	23.8%		2,248,721	21.5%
Operating Expenses		1,658,723	13.9%		1,135,204	10.8%
Income from Operations		1,173,027	9.9%		1,113,517	10.6%
Other Income (Expenses), net		( 290 ,768)	2.5%		191,899	1.8%
Income tax expense		169,577	1.4%		181,060	1.7%
Net Income		712,682	6.0%		1,124,356	10.7%

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

OPERATING EXPENSES

Operating expenses consisted of selling, general and administrative expenses totaling $ 1,658,723 for the year ended December 31, 2009, compared to $1,135,204 for 2008, an increase of $ 523,519 or 46%.  The increase in operating expenses was primarily due to the expenses of Covenant Holdings for the period since inception through December 31, 2009, which consisted of professional expenses including audit, legal and consulting fees of $400,724  in connection with the acquisitions of Hainan Jien and Chongqing Sysway and the Company being brought public through a reverse merger transaction ; a one-time write-off of equipment installed on a project that was terminated prior to completion, increases in rental expenses, depreciation associated with leasehold improvements, and an increase in the sales tax expense due to increases in JIEN’s sales. These increases were partially offset by a decrease in development expense and a decrease in other miscellaneous expenses.

NET INCOME

For the year ended December 31, 2009, net income was $ 712,682 as compared to $1,124,356 for the year ended 2008, a decrease of $ 411,674 , or approximately 37%. This decrease in net income was attributable to the expenses of Covenant Holdings of $690,724 related to the acquisition of two subsidiaries, but was partially offset by economies of scale combined with growth in revenue and efficiency of operations. Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

As of December 31, 2009, we had cash and cash equivalents of $1,382,364, including $209,146 of cash and cash equivalents in the books of Covenant Holdings.  For comparison purposes, the following summary of cash provided by or used in each of the indicated types of activities for the year ended December 31, 2009 as compared to the year ended December 31, 2008 were prepared on a pro forma basis as if the acquisition of JIEN and Chongqing Sysway occurred on January 1, 2008, including the cash flow transactions of Covenant Holdings.

	(Pro Forma)	(Pro Forma)
	2009	2008
Cash provided by (used in):
Operating Activities	$662,505	$(653,774)
Investing Activities	(12,803)	(78,231)
Financing Activities	615,431	(131,151)

Net cash flow generated by operating activities was $ 662,505 in 2009, as compared to net cash flow used in operating activities of $653,774 in 2008. The increase in net cash flow generated by operating activities during 2009 was mainly due to increased net income and increase in accounts payables as a result of our subsidiaries’ better utilization of trade credits, offset by the increase in accounts receivable.

Net cash flow used in investing activities was $ 12,803 in 2009, compared to net cash used in investing activities of $78,231 in 2008.  The cash used in investing activities was for purchase of fixed assets, partially offset by restricted cash.

Net cash flow generated by financing activities was $ 615,431 in 2009 as compared to net cash used in financing activities of $131,151 in 2008.  The increased cash flow generated by financing activities is primarily due to proceeds of a short-term loan in the amount of $100,000 and cash contributions to the parent company in the amount of $799,870, but partially offset by a dividend paid by Chongqing Sysway to its original shareholders in the amount of $322,061.  This dividend amount was in excess of Chonqing Sysway’s distributable reserves by approximately $230,000 and beyond that which the original shareholders of Sysway were entitled to under the stock acquisition agreements the Company entered into with the original shareholders of Hainan Jien and Sysway.  The original Sysway shareholders have agreed to repay the full $322,061 dividend to Sysway by April 15, 2010 and have executed a non-interest bearing promissory note in the favor of Sysway to this effect.

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

Under the supervision and with the participation of our president and chief financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting with respect to our U.S. holding company as of December 31, 2009.  However, due to the closeness in time of the December 24, 2009 acquisition of Covenant Holdings to the date of management’s assessment, management was unable to conduct an assessment of the internal controls of Covenant Holdings’ operating subsidiaries, Chongqing Sysway and Hainan Jien, which represent all of the Company’s business operations as of December 31, 2009.  Based on the foregoing and as permitted by Section 215.02 of the SEC’s Compliance Disclosures and Interpretations, management is excluding its assessment of internal control over financial reporting for the year ended December 31, 2009.  As a result, our management cannot conclude that our internal control over financial reporting was effective and that there was no material weakness or significant deficiency discovered as of December 31, 2009.

Management’s assessment of internal control over financial reporting for the year ended December 31, 2009 was excluded because the Company had minimal operations compared to its consolidated operations after the December 24, 2009 share exchange with Covenant Holdings.  As a result of the acquisition of Covenant Holdings, the internal controls of the Company, as the legal acquirer of Covenant Holdings, no longer existed as of the date of management’s assessment and the Company’s assets and liabilities were insignificant compared to the consolidated entity, post-share exchange.  Therefore, it was not possible for management to conduct a full assessment of the internal control over financial reporting of the Company’s surviving operations by the date of management’s assessment.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting pursuant to a transition period established by the rules of the SEC that permit the Company to  discuss only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

As a result of the acquisition of Covenant Holdings on December 24, 2009, there were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that are reasonably likely to materially affect our internal control over financial reporting.   Since the Company had minimal business operations prior to the acquisition of Covenant Holdings, acquiring Covenant Holdings, which owns business operations located and doing business in China, has expanded our internal control framework as well as the scope of management’s assessment of internal control over financial reporting.  Consequently, management was unable to complete a full assessment of the Company’s internal control over financial reporting by the date of management’s assessment for the year ended December 31, 2009.  However, if management had the opportunity to conduct a complete assessment of all of the Company’s newly acquired operations, the scope of such an assessment would consist of an evaluation of each operating subsidiary’s risks attendant to accurate financial reporting, the control environment, control activities and information and communication channels related to the recordation, reporting and dissemination of financial information.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information, as of November 12 , 2010, concerning (a) each person that is known to us to be the beneficial owner of more than 5% of the Company’s common stock; (b) each of our named executives; (c) each director; and (d) all of the directors and executive officers as a group. Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent spouses share authority under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC. At the close of business on November 12 , 2010, we had 9,683,909 shares of common stock outstanding.  In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of November 12 , 2010 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name of Beneficial Owner 5% Shareholders:	Number of Shares Beneficially Owned(1)	Percentage Beneficially Owned(2)

Ma Bing Feng HaiNan JIEN Intelligent Engineering Co. Floor 6, No.38 DaTong Road, Fortune Centre, Haikou City, Hainan Province, China 570102	810,000	8.4%

Dai Qing Hua HaiNan JIEN Intelligent Engineering Co. Floor 6, No.38 DaTong Road, Fortune Centre, Haikou City, Hainan Province, China 570102	540,000	5. 6%

Sheng Zhou/Sunrise Capital International, Inc./Good Energy Enterprise, Ltd. Unit 2309-2310, South Tower, World Trade Centre, Huanshi Road, Guangzhou, China 510095	1,100,909	11.4%

Directors and Executive Officers:

Fredric Rittereiser	0	*

Kenneth Wong	300,000	3.1%

K. Ivan F. Gothner	250,000	2. 6%

Justin D. Csik	100,000	*

All Directors and named Executive Officers as a group (4 persons)	650,000	6 .7%

*	Represents less than 1% of the shares outstanding.

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.  Unless otherwise noted, we believe that all person named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)	Based on 9,683,909 shares of common stock issued and outstanding as of November 12 , 2010.

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

60

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

At December 31, 2009, the Company had retentions receivable for product quality assurance of $1,089,556. The retention rate is predominantly 5% of the sales price with variable terms from 1 year to 3 years, though some contracts have a 3% or a 10% retention rate . $888,491 of the retentions receivable at December 31, 2009 are current and due within one year and $201,065 of the retentions receivable are noncurrent.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104 (codified in FASB ASC Topic 605).  Revenue is recognized when services have been rendered or product delivery has occurred, a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company derives the majority of its revenue from the supply and installation of surveillance and security equipment and systems.  The two deliverables do not meet the separation criteria under Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21) (codified in FASB ASC Topic 605).  Revenue from the supply and installation of surveillance and security equipment and systems are recognized when the installation is completed and the customer acceptance is received. Sales revenue represents the invoiced value of goods and services, net of value-added tax (VAT). For contracts that are partially completed at the end of a reporting period, the Company recognizes revenue based on percentage of completion method as work on the contract progresses. The income recognized is the percentage of total estimated income that incurred costs to date bear to estimated total costs after giving effect of costs to complete based on the most recent information. The customer signs off on a progress report to indicate acceptance of the percentage recognized.

Jien is qualified as a small business so that all of the Company’s products sold in the PRC are subject to a fixed VAT rate of 4% of the gross sales price of goods sold regardless of the VAT paid for 2009.   This VAT cannot be offset by VAT incurred by the Company on its purchase of goods. Only the sale of goods are subject to VAT. Revenue from installation contracts is subject to a 3% business tax, which is reflected in the cost of goods sold.

Most of the major contracts are bundled with a post-installation service for a duration of 1 to 3 years depending on customers’ requests.  During this period, customers are entitled to exchange of parts if they are found to be not working in line with specifications or if there is a quality problem.

The Company subcontracts all its major projects to third party subcontractors who supply both the equipments and parts and provide installation service. Back-to-back warranties from third party subcontractors are provided for both products and services.  Since the subcontractors cover the warranty service, there is no substantial performance obligation once the installation is completed and accepted by the customers.  Accordingly, the earnings process is considered completed upon completion of the project. In cases where the subcontractors provide a shorter warranty period than that requested by the customers, the Company will service the customers itself as the Company has a core team of engineers and technicians to handle this part of the service.  In such cases, the warranty service is not deemed to be a separate deliverable.

There is no general right of return provided in the contracts. If any equipment delivered does not fit the required specifications, customers are entitled to exchange for the correct item; or if the item is not functioning properly, the Company is responsible for fixing it or replacing it with a new item, which is usually covered by the manufacturer’s warranty and/or the third party subcontractor’s warranty. Customers are not entitled to a refund.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Hainan Jien Intelligent Engineering Co., Ltd.

We have audited the accompanying balance sheet of Hainan Jien Intelligent Engineering Co., Ltd. (“the Company”) as of December 31, 2008, and the related statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Morison Cogen, LLP

Bala Cynwyd, Pennsylvania

November 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders of Hainan Jien Intelligent Engineering Co. Ltd.

We have audited the balance sheet of Hainan Jien Intelligent Engineering Co. Ltd.  (the “Company”) as of December 31, 2007 and the related statements of income and other comprehensive income, shareholders equity and cash flows for year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Goldman Parks Kurland Mohidin LLP

Encino, California
April 15, 2008

HAINAN JIEN INTELLIGENT ENGINEERING CO., LTD.
BALANCE SHEETS
(AUDITED)

ASSETS	December 31, 2008	December 31, 2007

CURRENT ASSETS
Cash & cash equivalents	$68,101	$291,129
Restricted cash	3,449	-
Accounts receivable, net	1,415,415	651,288
Retentions receivable	53,716	98,395
Prepaid expenses	257,306	-
Other receivables	108,333	143,929
Inventory	118,800	17,134

Total current assets	2,025,120	1,201,875

RETENTIONS RECEIVABLE	202,666	98,886

PROPERTY AND EQUIPMENT, net	78,919	37,219

TOTAL ASSETS	$2,306,705	$1,337,980

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$409,221	$349,966
Unearned revenue	268,725	-
Tax payable	235,774	334,329
Other payables and accrued liabilities	80,740	50,129

Total current liabilities	994,460	734,424

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Paid in capital	120,824	120,824
Statutory reserve	67,737	44,738
Accumulated other comprehensive income	83,016	31,765
Retained earnings	1,040,668	406,229

Total stockholders' equity	1,312,245	603,556

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,306,705	$1,337,980

The accompanying notes are an integral part of these financial statements.

HAINAN JIEN INTELLIGENT ENGINEERING CO., LTD.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(AUDITED)

	YEARS ENDED
	DECEMBER 31
	2008	2007

Net sales	$5,554,357	$3,580,253

Cost of goods sold	(4,403,810)	(2,732,574)

Gross profit	1,150,547	847,679

Operating expenses
Selling expenses	(103,774)	(15,351)
General and administrative expenses	(385,486)	(346,918)

Total operating expenses	(489,260)	(362,269)

Income from operations	661,287	485,410

Non-operating income (expenses)
Interest income	189	102
Interest expense	(2,937)	(723)
Other income	547	6,551
Other expenses	(1,648)	(2,778)

Total non-operating income (expenses)	(3,849)	3,152

Net income	$657,438	$488,562

Other comprehensive item
Foreign currency translation	51,251	26,990

Comprehensive Income	$708,689	$515,552

The accompanying notes are an integral part of these financial statements.

HAINAN JIEN INTELLIGENT ENGINEERING CO., LTD.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR YEARS ENDED
DECEMBER 31, 2008 and 2007
(AUDITED)

	Paid in capital	Statutory reserves	Other comprehensive income	(Accumulated deficit) / Retained earnings	Total

Balance at January 1, 2007	$120,824	$-	$4,775	$(37,595)	$88,004

Net income for the year	-	-	-	488,562	488,562

Transfer to statutory reserves	-	44,738	-	(44,738)	-

Foreign currency translation gain	-	-	26,990	-	26,990

Balance at December 31, 2007	120,824	44,738	31,765	406,229	603,556

Net income for the year	-	-	-	657,438	657,438

Transfer to statutory reserves	-	22,999	-	(22,999)	-

Foreign currency translation gain	-	-	51,251	-	51,251

Balance at December 31, 2008	$120,824	$67,737	$83,016	$1,040,668	$1,312,245

The accompanying notes are an integral part of these financial statements.

HAINAN JIEN INTELLIGENT ENGINEERING CO., LTD.
STATEMENTS OF CASH FLOW
FOR YEARS ENDED
DECEMBER 31, 2008 and 2007
(AUDITED)

	YEARS ENDED
	DECEMBER 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$657,438	$488,562
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation	21,286	13,638
Change in allowance for doubtful accounts	27,487	-
(Increase) decrease in current assets:
Restricted cash	(3,394)	-
Accounts receivable	(736,318)	(570,299)
Retentions receivable	(45,095)	(174,676)
Prepaid expenses and other receivables	(208,649)	(32,745)
Inventory	(98,914)	(11,249)
Increase (decrease) in current liabilities:
Accounts payable	35,132	213,128
Unearned revenue	264,449	-
Other payables and accrued liabilities	28,004	34,326
Tax payable	(119,130)	173,530

Net cash (used in) provided by operating activities	(177,704)	134,215

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(59,858)	(1,531)

Net cash used in investing activities	(59,858)	(1,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to (from) related parties	(1,200)	100,565

Net cash (used in) provided by financing activities	(1,200)	100,565

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	15,734	13,080

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(223,028)	246,329

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	291,129	44,800

CASH & CASH EQUIVALENTS, END OF YEAR	$68,101	$291,129

Supplemental Cash flow data:
Interest paid	$2,985	$1,344

The accompanying notes are an integral part of these financial statements.

HAINAN JIEN INTELLIGENT ENGINEERING CO., LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007
(Audited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Hainan Jien Intelligent Engineering Co. Ltd. (the “Company” or “Jien”) was incorporated in the Hainan Province, People’s Republic of China (“PRC”) in 1999.  Jien is engaged in providing full service of design and installation of intelligentized equipment for business and residential communities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with US GAAP.  The Company’s functional currency is the Chinese Renminbi; however, the accompanying financial statements have been translated and presented in United States Dollars ($).

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2008, the Company maintained total restricted cash of $3,449 in a bank account, represented cash deposit from a customer for partial settlement of retention receivable that is due in 2011. The restricted cash will be released in 2011 after the retention period expires.

Accounts and Retentions Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on historical collection activity, the Company made allowance of approximately $27,931 and $1,692 at December 31, 2008 and 2007, respectively.

At December 31, 2008 and 2007, the Company had retentions receivable for product quality assurance in the amount of $256,832 and $197,281, respectively.  The retention rate is predominantly 5% of the sales price with variable terms from 1 year to 3 years, though some contracts have a 3% or a 10% retention rate.   At December 31, 2008, $53,716 of the retentions receivable are current and due within one year, and $202,666 of the retentions receivable are noncurrent.  At December 31, 2007, $98,395 of the retentions receivable are current and due within one year, and $98,886 of the retentions receivable are noncurrent.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a first in, first out basis.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and any gain or loss is included in operations.  Depreciation of property and equipment is provided using the straight-line method for substantially all assets with a 5% salvage value and estimated lives ranging from 5 to 20 years as follows:

Building	20 years
Leasehold improvements	Shorter of lease term or 10 years
Vehicle	5 years
Office Equipment	5 years

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  Based on its review, the Company believes that, as of December 31, 2008 and 2007, there were no significant impairments of its long-lived assets.

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

The Company's warranty reserve at December 31, 2008 was as follows:

Beginning balance	$-
Provisions made	73,715
Changes in estimates	-
Actual costs incurred	(28,943)
Ending balance, included in other payables and accrued expenses	$44,772

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At December 31, 2008 and 2007, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104 (codified in FASB ASC Topic 605).  Revenue is recognized when services have been rendered or product delivery has occurred, a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company derives the majority of its revenue from the supply and installation of surveillance and security equipment and systems.  The two deliverables do not meet the separation criteria under Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21) (codified in FASB ASC Topic 605).  Revenue from the supply and installation of surveillance and security equipment and systems are recognized when the installation is completed and the customer acceptance is received. Sales revenue represents the invoiced value of goods and services, net of value-added tax (VAT). For contracts that are partially completed at the end of a reporting period, the Company recognizes revenue based on percentage of completion method as work on the contract progresses. The income recognized is the percentage of total estimated income that incurred costs to date bear to estimated total costs after giving effect of costs to complete based on the most recent information. The customer signs off on a progress report to indicate acceptance of the percentage recognized.

Jien is qualified as a small business so that all of the Company’s products sold in the PRC are subject to a fixed VAT rate of 4% of the gross sales price of goods sold regardless of the VAT paid for 2008.   This VAT cannot be offset by VAT incurred by the Company on its purchase of goods. Only the sale of goods are subject to VAT. Revenue from installation contracts is subject to a 3% business tax, which is reflected in the cost of goods sold.

VAT deducted from sales was $ 8,357 and $ 39,039 for the year ended December 31, 2008 and 2007, respectively.  Sales are recorded net of VAT collected as the Company acts as an agent for the government.

Most of the major contracts are bundled with a post-installation service for a duration of 1 to 3 years depending on customers’ requests.  During this period, customers are entitled to exchange of parts if they are found to be not working in line with specifications or if there is a quality problem.

The Company subcontracts all its major projects to third party subcontractors who supply both the equipments and parts and provide installation service. Back-to-back warranties from third party subcontractors are provided for both products and services.  Since the subcontractors cover the warranty service, there is no substantial performance obligation once the installation is completed and accepted by the customers.  Accordingly, the earnings process is considered completed upon completion of the project. In cases where the subcontractors provide a shorter warranty period than that requested by the customers, the Company will service the customers itself as the Company has a core team of engineers and technicians to handle this part of the service.  In such cases, the warranty service is not deemed to be a separate deliverable.

There is no general right of return provided in the contracts. If any equipment delivered does not fit the required specifications, customers are entitled to exchange for the correct item; or if the item is not functioning properly, the Company is responsible for fixing it or replacing it with a new item, which is usually covered by the manufacturer’s warranty and/or the third party subcontractor’s warranty. Customers are not entitled to a refund.

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

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company's operations is calculated based upon local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Basic and Diluted Net Income per Share

The Company is a limited company formed under the laws of the PRC. Like limited liability companies (LLC) in the United States, limited liability companies in the PRC do not issue shares to the owners. The owners however, are called shareholders. Ownership interest is determined in proportion to capital contributed.  Accordingly, earnings per share data are not presented.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the Company disclose estimated fair values of financial instruments.  The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Foreign Currency Translation and Comprehensive Income

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses SFAS 130 “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended December 31, 2008 and 2007 included net income and foreign currency translation adjustments.

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.  The Company consists of one reportable business segment.  All of the Company's assets are located in the PRC.

New Accounting Pronouncements

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with USA GAAP in the United States (the GAAP hierarchy).  SFAS 162 adoption did not have an impact on the Company’s financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosures. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the USA. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. FSP FAS 142-3 is not currently applicable to the company.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. SFAS 161 is not currently applicable to the company.

Fair value of measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measurements. The three levels are defined as follow:

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

As of December 31, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time.

Business Combinations

SFAS 141 (Revised 2007), Business Combinations (SFAS 141(R)), is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141(R) changes how the acquisition method is applied in accordance with SFAS 141. The primary revisions to this Statement require an acquirer in a business combination to measure assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions specified in the Statement. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the Statement). Assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date are to be measured at their acquisition-date fair values, and assets or liabilities arising from all other contingencies as of the acquisition date are to be measured at their acquisition-date fair value, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. This Statement significantly amends other Statements and authoritative guidance, including FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and now requires the capitalization of research and development assets acquired in a business combination at their acquisition-date fair values, separately from goodwill. FASB Statement No. 109, Accounting for Income Taxes, was also amended by this Statement to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company expects SFAS 141R will have a significant impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time.

Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities

In June 2007, FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities,” which addresses whether non-refundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2008.  The adoption of EITF 07-03 is not expected to have a significant impact on the Company’s financial statements.

3. INVENTORY

Inventory at December 31, 2008 and 2007 consisted of raw material and work in process as follows.

	December 31,
Inventory	2008	2007
Raw material	$37,224	17,134
Work in process	81,576	--
	$118,800	17,134

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2008 and 2007, respectively:

	December 31,
	2008	2007
Leasehold Improvement	$100,692	--
Office equipment	41,615	76,343
Less: Accumulated depreciation	(63,388)	(39,124)
	$78,919	37,219

Depreciation expense for the years ended December 31, 2008 and 2007 was $ 21,286 and $13,638, respectively.

5. PREPAID EXPENSES
Prepaid expenses consisted of prepayments to vendors for materials and parts for the projects which have not commenced at balance sheet date.  Prepaid expenses were $257,306 and $0 at December 31, 2008 and 2007, respectively.

6. OTHER RECEIVABLES

Other receivables consisted of prepayment to vendors and sub-contractors and cash advances to employees for normal business purposes such as travelling expense. At December 31, 2008 and 2007, the amount was $108,333 and $143,929, respectively.

7. MAJOR CUSTOMERS AND VENDORS

Four major customers accounted for 80% of the Company’s net revenue for 2008, each customer accounted for approximately 52%, 11%, 9% and 8% of net sales. At December 31, 2008, the total receivable balance due from these customers was $ 1,149,240.

Four major customers accounted for 65% of the Company’s net revenue for 2007, each customer accounted for approximately 25%, 18%, 12%, and 10% of net sales.  At December 31, 2007, the total receivable balance due from these customers was $591,060.

Two major vendors provided 83% and 25% of the Company’s purchases of raw materials for year 2008 and 2007.  The Company had total accounts payable to these two vendors of $ 360,262 and $54,780 at December 31, 2008 and 2007, respectively.

8. TAX PAYABLE

Tax payable consisted of the following at December 31, 2008 and 2007 as follows:

	December 31,
	2008	2007
Income tax payable	$147,620	215,898
Value added tax payable	648	57,829
Business tax payable	83,370	54,726
Other taxes payable	4,136	5,876
	$235,774	334,329

9. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at December 31, 2008 and 2007, respectively:

	December 31,
	2008	2007
Payable to Subcontractors	$17,482	$-
Salary and welfare payable	4,258	17,562
Payable to employees for expense reimburse	12,100	-
Warranty reserve	44,772	-
Deposit from customers for construction	-	28,509
Other payables	2,128	4,058
Total	$80,740	$50,129

10. UNEARNED REVENUE

Unearned revenue represented amounts received from customers but services has not been provided or completed. As of December 31, 2008 and 2007, the amount was $ 268,725 and $0, respectively.

11. INCOME TAXES

The Company is governed by the Income Tax Law of the PRC concerning the private-run enterprises in special district, which are generally subject to tax at a statutory rate of 15% before year 2008 on income reported in the statutory financial statements after appropriated tax adjustments.

The Company is qualified as a small business in the construction industry in PRC.  The Company was subject to 2.7% and 2.4% tax rate on net sales in 2008 and 2007, respectively. The tax rate will increase to 3% of net sales in 2009. Since the tax is based on sales, under US GAAP, it is not income tax. Accordingly, $ 144,973 and $ 85,926 have been recorded as general and administrative expense for 2008 and 2007 respectively.

12. STATUTORY RESERVES

Pursuant to the new corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company is now only required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. For the year ended December 31 2008, the Company transferred approximately $23,000 to the reserve as the amount reached 50% of the Company’s registered capital. For the year ended December 31, 2007, the Company made $44,738 to this reserve.

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income to this fund.  The Company did not make any contribution to this fund for the year ended December 31, 2008 and 2007.

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

13. COMMITMENTS

The Company leased its office under long term, non-cancelable, and renewable operating lease agreements on November 8, 2007 with expiration date on November 7, 2009.  The Company will pay the rents month-by-month after the expiration date.

Future minimum rental payments required under this operating lease though November 7, 2009 is $ 35,202.  Total rental expense for the years ended December 31, 2008 and 2007 were approximately $14,000 and $5,000, respectively.

14. CONTINGENCIES

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Hainan Jien Intelligent Engineering Co., Ltd.

We have audited the accompanying balance sheet of Hainan Jien Intelligent Engineering Co., Ltd. (“the Company”) as of June 30, 2009, and the related statements of operations and comprehensive income, stockholders’ equity and cash flows for the six months then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2009, and the results of its operations and its cash flows for the six months then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Morison Cogen, LLP

Bala Cynwyd, Pennsylvania

September 17, 2010

HAINAN JIEN INTELLIGENT ENGINEERING CO., LTD.
BALANCE SHEET AS OF JUNE 30, 2009

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$707,102
Restricted cash	3,450
Accounts receivable, net	2,420,881
Retentions receivable	68,676
Prepayments and deposits	238,275
Other receivables	154,237
Inventory	134,087

Total current assets	3,726,708

RETENTIONS RECEIVABLE	203,094

PROPERTY AND EQUIPMENT, net	45,102

TOTAL ASSETS	$3,974,904

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,442,990
Tax payable	405,263
Accrued liabilities and other payables	182,371
Unearned revenue	108,245
Short-term loan	32,056

Total current liabilities	2,170,925

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Paid in capital	120,824
Statutory reserve	67,737
Accumulated other comprehensive income	83,593
Retained earnings	1,531,825

Total stockholders' equity	1,803,979

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,974,904

The accompanying notes are an integral part of these financial statements.

HAINAN JIEN INTELLIGENT ENGINEERING CO., LTD.
STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2009

Net sales	$3,025,835

Cost of goods sold	(2,300,666)

Gross profit	725,169

Operating expenses
Selling expenses	(2,502)
General and administrative expenses	(226,998)

Total operating expenses	(229,500)

Income from operations	495,669

Non-operating income (expenses)
Interest income	12
Interest expense	(83)
Other income	20
Other expenses	(4,461)

Total non-operating expenses	(4,512)

Net income	491,157

Other comprehensive item
Foreign currency translation	578

Comprehensive Income	$491,735

The accompanying notes are an integral part of these financial statements.

HAINAN JIEN INTELLIGENT ENGINEERING CO., LTD.
STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2009

	Paid in capital	Statutory reserves	Other comprehensive income	Retained earnings	Total

Balance at January 01, 2009	$120,824	$67,737	$83,015	$1,040,668	$1,312,244

Net income for the year	-	-	-	491,157	491,157

Transfer to statutory reserves	-	-	-	-	-

Foreign currency translation gain	-	-	578	-	578

Balance at June 30, 2009	$120,824	$67,737	$83,593	$1,531,825	$1,803,979

The accompanying notes are an integral part of these financial statements.

HAINAN JIEN INTELLIGENT ENGINEERING CO., LTD.
STATEMENT OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$491,157
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	33,844
(Increase) decrease in current assets:
Accounts receivable	(1,004,790)
Retention receivable	(15,285)
Prepayment	19,130
Other receivable	(45,855)
Inventory	(15,238)
Increase (decrease) in current liabilities:
Accounts payable	1,033,487
Unearned revenue	(160,568)
Accrued liabilities and other payable	101,587
Tax payable	169,376

Net cash provided by operating activities	606,845

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term loan	32,052

Net cash provided by financing activities	32,052

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	104

NET INCREASE IN CASH & CASH EQUIVALENTS	639,001

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	68,101

CASH & CASH EQUIVALENTS, END OF PERIOD	$707,102

The accompanying notes are an integral part of these financial statements.

HAINAN JIEN INTELLIGENT ENGINEERING CO., LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Hainan Jien Intelligent Engineering Co. Ltd. (the “Company” or “Jien”) was incorporated in the Hainan Province, People’s Republic of China (“PRC”) in 1999.  Jien is engaged in providing full service of design and installation of intelligentized equipment for business and residential communities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with US GAAP.  The Company’s functional currency is the Chinese Renminbi; however, the accompanying financial statements have been translated and presented in United States Dollars ($).

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2009, the Company had restricted cash of $3,450 in a bank account, which represented cash deposit from a customer for partial settlement of retention receivable.

Accounts and Retentions Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on historical collection activity, the Company made allowance of approximately $27,942 at June 30, 2009.

At June 30, 2009, the Company had retentions receivable for product quality assurance in the amount of $271,770.  The retention rate is predominantly 5% of the sales price with variable terms from 1 year to 3 years, though some contracts have a 3% or a 10% retention rate.  $68,676 of the retentions receivable at June 30, 2009 are current and due within one year and $203,094 of the retentions receivable are noncurrent.

Inventories

Jien’s inventories are valued at the lower of cost or market with cost determined on a first in, first out basis.

HAINAN JIEN INTELLIGENT ENGINEERING CO., LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  Based on its review, the Company believes that, as of June 30, 2009, there were no significant impairments of its long-lived assets.

Warranties

The Company offers warranty to its customers on its products for a period from three months to three years depending on the contract terms negotiated with the customers; most of warranty term is one year. The Company accrues for warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in the Company's selling expenses and other payable respectively, and is recorded at the time revenue is recognized. Factors that affect the Company's warranty liability include the number of sold equipment, its estimates of anticipated rates of warranty claims, costs per claim and estimated support labor costs and the associated overhead.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.  The Company’s warranty expense was immaterial for the period since business inception through June 30, 2009.

HAINAN JIEN INTELLIGENT ENGINEERING CO., LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

Revenue Recognition

The Company's revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104 (codified in FASB ASC Topic 605).  Revenue is recognized when services have been rendered or product delivery has occurred, a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company derives the majority of its revenue from the supply and installation of surveillance and security equipment and systems.  The two deliverables do not meet the separation criteria under Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21) (codified in FASB ASC Topic 605).  Revenue from the supply and installation of surveillance and security equipment and systems are recognized when the installation is completed and the customer acceptance is received. Sales revenue represents the invoiced value of goods and services, net of value-added tax (VAT). For contracts that are partially completed at the end of a reporting period, the Company recognizes revenue based on percentage of completion method as work on the contract progresses. The income recognized is the percentage of total estimated income that incurred costs to date bear to estimated total costs after giving effect of costs to complete based on the most recent information. The customer signs off on a progress report to indicate acceptance of the percentage recognized.

Jien is qualified as a small business so that all of the Company’s products sold in the PRC are subject to a fixed VAT rate of 4% of the gross sales price of goods sold regardless of the VAT paid for the six months ended June 30, 2009. This VAT cannot be offset by VAT incurred by the Company on its purchase of goods. Only the sale of goods are subject to VAT. Revenue from installation contracts is subject to a 3% business tax, which is reflected in the cost of goods sold.

Most of the major contracts are bundled with a post-installation service for a duration of 1 to 3 years depending on customers’ requests.  During this period, customers are entitled to exchange of parts if they are found to be not working in line with specifications or if there is a quality problem.

The Company subcontracts all its major projects to third party subcontractors who supply both the equipments and parts and provide installation service. Back-to-back warranties from third party subcontractors are provided for both products and services.  Since the subcontractors cover the warranty service, there is no substantial performance obligation once the installation is completed and accepted by the customers.  Accordingly, the earnings process is considered completed upon completion of the project. In cases where the subcontractors provide a shorter warranty period than that requested by the customers, the Company will service the customers itself as the Company has a core team of engineers and technicians to handle this part of the service.  In such cases, the warranty service is not deemed to be a separate deliverable.

There is no general right of return provided in the contracts. If any equipment delivered does not fit the required specifications, customers are entitled to exchange for the correct item; or if the item is not functioning properly, the Company is responsible for fixing it or replacing it with a new item, which is usually covered by the manufacturer’s warranty and/or the third party subcontractor’s warranty. Customers are not entitled to a refund.

Because there is no general right of return and the software portion of a typical contract accounts for an insignificant part of the contract, the Company’s revenue arrangements do not contain multiple deliverables.

HAINAN JIEN INTELLIGENT ENGINEERING CO., LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

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

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” codified in FASB ASC Topic 230, cash flows from the Company's operations is calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

HAINAN JIEN INTELLIGENT ENGINEERING CO., LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of June 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Foreign Currency Translation and Transactions

The accompanying financial statements are presented in United States Dollars (“USD”). The Company’s functional currency is the RMB. The functional currencies of the Company are translated into US$ for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned accumulated other comprehensive income (loss). Gains and losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations. There have been no significant fluctuations in the exchange rate for the conversion of RMB to USD after the balance sheet date.

Comprehensive Income (Loss)

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six months ended June 30, 2009 included net income and foreign currency translation adjustments.

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

Basic and Diluted Net Income per Share

The Company is a limited company formed under the laws of the PRC. Like limited liability companies (LLC) in the United States, limited liability companies in the PRC do not issue shares to the owners. The owners however, are called shareholders. Ownership interest is determined in proportion to capital contributed.  Accordingly, earnings per share data are not presented.

HAINAN JIEN INTELLIGENT ENGINEERING CO., LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

New Accounting Pronouncements

On June 10, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that entities evaluate subsequent events through the date that the financial statements are available to be issued. Subsequent events have been evaluated through September 17, 2010.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009. This FSP has no material impact on the Company’s financial position, results of operation or cash flows.

FASB ASC 820-10 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this standard relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007; however, it provides a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this standard for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The Company adopted the standard for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this standard did not have a material impact on its financial statements.

HAINAN JIEN INTELLIGENT ENGINEERING CO., LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2010, there are no recently issued accounting standards not yet adopted which would have a material impact on the Company.

3. INVENTORY

Inventory consisted of the following at June 30, 2009:

Raw material	$25,465
Work in process	108,622
$134,087

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2009:

2009
Leasehold Improvement	$41,632
Office equipment	100,731
Less: Accumulated depreciation	(97,261)
$45,102

Depreciation expense for the six months ended June 30, 2009 was $33,844.

5. PREPAYMENT AND DEPOSITS

Balance consisted of prepayments to vendors for materials and parts for the projects which have not commenced at balance sheet date.  Prepayment and deposits were $ 238,275 at June 30, 2009.

6. OTHER RECEIVABLES

Included in other receivables of $154,237 was $123,943 due from unrelated parties with no interest and stated repayment term.

HAINAN JIEN INTELLIGENT ENGINEERING CO., LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

7. MAJOR CUSTOMERS AND VENDORS

Six major customers accounted for 85% of the Company’s net revenue for the six months ended June 30, 2009, each customer accounted for approximately 19%, 18%, 16%, 11% 11% and 10% of net sales. At June 30, 2009, the total receivable balance due from these customers was $1,978,492.

Four major vendors provided 50% of the Company’s purchases of raw materials for the six months ended June 30, 2009, each customer accounted for 15%, 14%, 11%and 10% of the purchases. The Company had total accounts payable to these vendors of $552,701 at June 30, 2009.

8. TAX PAYABLE

Tax payable consisted of the following at June 30, 2009:

2009
Income tax payable	$225,472
Value added tax payable	6,509
Business tax payable	161,189
Other taxes payable	12,093
$405,263

9. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at June 30, 2009:

Payable to Subcontractors	$73,745
Salary and welfare payable	4,349
Payable to employees for expense reimburse	37,635
Warranty reserve	45,375
Deposit from customers for construction	1,444
Accrued expenses	14,350
Other payables	5,473
Total	$182,371

10. SHORT TERM LOAN

In June of 2009, the Company obtained a short term loan from Shenzhen Development Bank for the amount of approximately $32,056, interest rate at 5.832% per annum, with maturity date due within five months from the borrowing date. This loan was secured by an account receivable of $45,981. The Company repaid the loan in November 2009.

HAINAN JIEN INTELLIGENT ENGINEERING CO., LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

11. INCOME TAXES

The Company is qualified as a small business in the construction industry in PRC.  The Company was subject to 2.7% and 2.4% tax rate on net sales in 2008 and 2007, respectively. The tax rate increased to 3% of net sales in 2009. Since the tax is based on sales, under US GAAP, it is not income tax. Accordingly, $80,506 has been recorded as general and administrative expense for the six months ended June 30, 2009.

12. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, PRC subsidiaries of  the Company are   required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings in which dividends cannot be distributed.

Surplus reserve fund

The PRC subsidiaries of the Company are only required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  The Company had $67,737 in this reserve at June 30, 2009.

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income to this fund.  The Company did not make any contribution to this fund for the six months ended June 30, 2009.

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

HAINAN JIEN INTELLIGENT ENGINEERING CO., LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

13. CONTINGENCIES

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

14. SUBSEQUENT EVENT

On June 24, 2009, Covenant Group Holdings, Inc (“Covenant Holdings”), a privately held company incorporated under the law of the state of Delaware, entered into a stock acquisition and reorganization agreement ("Acquisition Agreement") with Jien and its stockholders.   Pursuant to the terms of the agreement, Covenant Holdings acquired 100% of the common stock of Jien, representing 100% of its outstanding equity interests, in exchange for 1,350,000 shares of a public shell’s common stock, which would acquire all of the rights and obligations of Covenant Holdings. For accounting purposes, the effective acquisition date of Jien is deemed to be July 1, 2009 as the results of any activity from June 24, 2009 through June 30, 2009 were deemed to be immaterial.

On December 24, 2009, Covenant Holdings entered into a share exchange agreement with a public shell, Covenant Group of China Inc (“Covenant Group”) (formerly known as Everest Resources Corp.) incorporated under the law of  the State of Nevada.  Covenant Group agreed to exchange 9,380,909 shares of its common stock, on a one-for-one basis, for each share of Covenant Holdings shares held of record on the date of the closing.

Under the Acquisition Agreement signed with Jien, Covenant Group agreed to contribute $2,500,000 in capital to Jien.  Because the government of China would not permit the ownership of the stock of Jien to be registered in the name of Covenant Group until these capital contributions were made, Covenant Group entered into a share entrustment agreement with Jien and its former shareholders on March 22, 2010 pursuant to which the shares of stock of Jien and the shares of common stock of the Company to be issued in exchange for such Jien shares are held in trust until the ownership of the stock of Jien is registered in the name of Covenant Group on the records of the Chinese government.

On August 27, 2010, Covenant Group entered into an agreement with Jien and its former shareholders pursuant to which Jien and such shareholders have agreed to arrange for the official transfer of the shares of Jien from such shareholders to Covenant Group in the PRC.  Covenant Group will pay $150,000 to such shareholders and will invest $350,000 in Jien upon completion of the registration of Jien’s shares in the name of Covenant Group in the PRC.  In addition, Covenant Group has agreed to use its best efforts to invest an additional $825,000 in Jien on or before October 31, 2010 and another $1,175,000 on or before January 31, 2011.  The parties have agreed that in the event Covenant Group fails to make such capital contributions to Jien, the former shareholders will have no right to have the shares of Jien returned to them.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the  17th day of December , 2010.

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

Signature	Title	Date

/s/ Fredric Rittereiser	Chairman of the Board of Directors	December 17 , 2010
Fredric Rittereiser

/s/ Kenneth Wong	President and Director	December 17 , 2010
Kenneth Wong

/s/ K. Ivan F. Gothner	Director	December 17 , 2010
K. Ivan F. Gothner

INDEX TO EXHIBITS

The following is a complete list of Exhibits filed as part of this Annual Report:

Exhibit Number	Description
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

16.1	Letter from Manning Elliott LLP dated December 31, 2009 (Incorporated herein by reference to Exhibit 16.1 to the Current Report on Form 10-K of the Registrant filed on December 31, 2009)
21	List of subsidiaries of the Company
31.1	Certification of Chief Principal Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Principal Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002