Form 10-K
period 2010-12-31
COVENANT GROUP OF CHINA INC
filed 2011-04-15
CIK 1410725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Securities registered under Section 12(g) of the Exchange Act: Common stock, $0.00001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑

On March 31, 2011, 9,683,909 shares of the registrant’s common stock were outstanding.

On June 30, 2010, there was no established trading market for our common stock.  We estimate that the aggregate value of our common stock at June 30, 2011 was $27,758,945 based on the “bid” side quotation for our common stock at June 30, 2010.

Documents Incorporated by Reference: None.

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” “may,” “could,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties.  Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this annual report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission ("SEC"), and that these statements are only estimates or predictions.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

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

PART I

In this Annual Report on Form 10-K, we will refer to Covenant Group of China Inc., a Nevada corporation, as "Covenant," “the Company,” "our company," "we," "us," and "our."

Item 1.  Business.

Overview

We are a holding company engaged in the business of acquiring equity interests in private companies based and operating in the People’s Republic of China (“PRC” or “China”) and providing value-oriented services in the areas of strategic planning, business development, mergers and acquisitions assistance, and board and/or advisory board service.  As described below, during 2009 we completed the acquisition of two privately held companies based and operating in China.  On April 30, 2010, we terminated our agreements with one of our Chinese subsidiaries and rescinded the exchange of shares for the capital stock of that company.  See “Termination of our Acquisition of Chongqing Sysway.”

We intend to continue to seek to acquire equity interests in privately held companies in China.   We believe that equity investments in China present one of the most attractive global investment opportunities available in the coming five to seven years.  The Company plans to focus on emerging growth company acquisitions generally located in China.  As with our current Chinese subsidiary, we intend to have at least two members of our board of directors and management elected to serve on the board of each company we acquire.  The management and board of the Company intend to take a direct role in monitoring the performance of our operating subsidiaries.

Our initial focus was on Chinese information technology (“IT”) companies that were positioned to capitalize on opportunities created by the government’s new policies or which were serving industrial sectors that were a target of the government’s economic development policies.  The Company intends to broaden its focus to consider other emerging industries, if and when they are discovered, while continuing to focus on the Chinese IT market as its core investment strategy.  In the near-term, the Company will consider investment opportunities in strategic industries that place emphasis on internal markets in agriculture, Chinese medicine, carbon reduction, energy savings, green energy and financial technology and where there is potential for mergers and acquisition activity.

We believe that China presents interesting opportunities for investment for the following reasons:  the volume of its population; a large number and variety of domestic industries; expansive Chinese socialist capitalism; sovereign protection for Chinese operating companies; and the potential increase in value of owned Chinese assets as the RMB appreciates.

Our Operating Subsidiaries

Our initial portfolio acquisition of Hainan Jien Intelligent Engineering Co., Inc. (“Hainan Jien” or “JIEN”) was in furtherance of our initial investment focus.  JIEN specializes in the design and installation of security and surveillance systems.   We also entered into acquisition agreements with Chongqing HongSheng Information Industry Co., Inc. (“Chongqing Sysway” or “Sysway”); however, we terminated our agreements with Chongqing Sysway and rescinded our acquisition of its capital stock on April 30, 2010.  See “Termination of our Acquisition of Chongqing Sysway.”

Hainan Jien

Hainan Jien is a hi-tech integrated firm based in Haikou City, Hainan Province.  It is engaged in professional intelligent construction (“IC”) for new buildings and the modernization of existing buildings, which involves the installation of security and surveillance networks and the development and expansion of information and communications technology (“ICT”) for commercial, governmental and residential structures.  JIEN provides security and surveillance systems and IC and ICT services to a variety of market sectors such as manufacturing, finance, securities, hotel, postal services, aviation, government, and residential construction.  Its business currently focuses on providing the following services to its customers: installation of security and surveillance systems (such as monitoring systems, alarm systems, access management, one-card pass technology and visual intercom); TV engineering (cable and satellite television and communal antennae applications); BAS automation and self-control engineering; integrated wiring, IC, ICT and queuing systems; communication engineering (telephone, wireless intercom and computer network systems); and energy-saving city applications (installation of public lighting systems).

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

Hainan Jien is considering opportunities to expand its business into energy savings construction and the installation of “green” lighting applications for the preservation of the environment.  As a result of potential commercial opportunities arising from PRC government policies dating to 2006 that emphasize energy-savings and emissions reduction as a basic national policy, JIEN is investigating the feasibility of performing sales and installation work for a local producer of high efficiency lighting for commercial and residential applications.

Pandaz LLC

On January 13, 2010, the Company acquired the assets of a small technology company under a wholly owned subsidiary, Pandaz LLC, a Delaware limited liability company, in exchange for $25,000.  The assets are intangible in nature and primarily consist of rights to trade names, domain names, and all object code and source code to operate an Internet site deploying automobile search capabilities for consumers. The Pandaz LLC technology is currently in the development stage, and the Company plans to further develop this technology and the Pandaz LLC business model potentially for the emerging Chinese consumer auto market.  See Industry Overview; The China Opportunity, 2011-2015; Growth of Transportation and the Automobile.

Our Business Operations

Hainan Jien – Operations on the International Tourism Island of Hainan

Hainan Jien’s business operations can be separated into two facets:  project implementation and post-installation service.  Project implementation begins with customer interviews by our marketing personnel to ascertain project information and customer demands.   After JIEN completes a full assessment of the customer’s needs, it then designs a project unique to our customer’s application.  Typically, a bidding process results and upon the signing of a contract, JIEN’s implementation team builds out the project at the customer’s facility.

Post-installation service primarily involves honoring warranty commitments pursuant to Hainan Jien’s contracts with its customers.  The post-installation service period for work performed under its contracts is usually one to three years, which is consistent with industry standards.  As part of the post-installation service process, JIEN provides a toll-free number available to its customers for consultation with its specialists.  Hainan Jien’s technical support is equipped to respond to both hardware and software malfunctions on both an emergency and normal basis.  Depending on the proximity of the implementation site relative to its Haikou City headquarters, JIEN has the capability to either provide an engineer onsite or provide the customer with long-distance support.  Hainan Jien’s commitment to assisting its customers with any post-installation matters is a key component to its competitive strategy, given its business of introducing and implementing new IC and surveillance technologies to the China market.

JIEN’s location on Hainan Island—an emergent resort destination experiencing a marked buildup of its infrastructure and hospitality industry—is important to the company’s current IC and security and surveillance operations as well as the island’s evolving energy savings industry.  The island province of Hainan, known as “China’s Hawaii,” is the smallest province of the PRC and is located off of the southern coast of the country.  Hainan is the largest island administered by the PRC, having approximately the same land area as the country of Belgium.  On December 31, 2009, the General Office of the State Council, in a proclamation, declared that the island would set as its goal to become a world-renowned resort island by 2020.  See Hainan Jien; Hainan—International Tourism Island.

On June 10, 2010, the National Development and Reform Commission officially approved Hainan’s development into 6 functional areas, focusing on the build out of the island into an international tourist venue.  Subsequently, plans were put into effect to develop Hainan’s high-end real estate market through the construction of commercial and residential buildings and hotels to international standards. See Hainan Jien; Hainan—International Tourism Island.  The management of JIEN anticipates these initiatives will present new opportunities in intelligent and green building construction and security and surveillance.

The China Opportunity, 2011-2015

The Communist Party of China (“CPC”) Twelfth Five-Year Plan (2011-2015) (“Twelfth Plan”)

The Twelfth Plan was offered by the Chinese Premier, Wen Jiabao, in his presentation to the Fifth Plenum of the 17th CPC Central Committee and adopted on October 18, 2010. The Twelfth Plan directs the Central Government’s policy and is important to planning our business strategy.  The Twelfth Plan’s key elements are as follows:

•	The implementation of scientific development should be the key factor employed in all sectors of social reform and economic modernization;

•	The high importance of the needs of human beings and sustainable economic growth;

•	“Persever[ance] in keeping economic development as [China’s] central goal;”

•
Narrowing the wealth gap and improving all people’s livelihoods—the ultimate goal of economic development to improve people’s lives—that will be attained by increasing social justice, creating a social security system, instituting medical reforms, expanding the housing system, curbing speculation and promoting the transition of rural populations to urban existence;

•
Emphasis on rural issues—particularly agriculture and farming, which has the responsibility of feeding a population of 1.3 billion—and rural modernization, consisting of new public services, raising incomes and upgrading infrastructure;

•	Putting into action programs that continue to reduce energy consumption and carbon emissions while encouraging global coordination on such matters, but with differentiated responsibility by country;

•
Promoting emerging industries in and related to energy and energy conversion, environmental protection, information technology, advanced manufacturing, new organized markets, communications and internal security; and

•	Sustainable yearly economic growth of 7% over the duration of the Twelfth Plan.

China GDP Growth Rate

The gross domestic product of China has expanded from 1989 to 2010 at an average rate of 9.3%, reaching a high of 14.2% in December 1992 and a low of 3.8% in December of 1990.  Trading Economics, China GDP Growth Rate (1/20/2011).  China’s economy is now the second largest in the world and is expected to eclipse the US economy by 2030 to become the world’s largest economy.  New York Times, China Passes Japan as Second-Largest Economy (8/16/2010).  China’s economic expansion is a recent driver of global growth, and China has emerged as a dominant Asian economy.  As a result, the Chinese are on a course to shape world policy, and the Central Government has asserted that the US dollar be phased out as the world’s only reserve currency.  We anticipate that the Chinese economy will grow faster than that of any other developing country, which in turn will have a significant impact on commodities, imports and exports, energy use, and emerging industries.

Foreign direct investment (“FDI”) in China by FDI enterprises is being encouraged by the creation of new rules instituted by the Ministry of Commerce and the National Development and Reform Commission. In January 2011, China’s FDI increased by 23% to $10.3 billion. In 2010, China received a total of $105.7 billion in FDI, up 17.4% on a year-on-year basis. People’s Daily Online, Officials Say Review of Foreign Takeovers are Good for Chinese and Foreign Firms (2/18/2011).

China’s economy grew at 10.3% to reach $6.1 trillion in 2010.  Correspondingly, China’s consumer price index was up 3.3% and retail sales were up 18.4% as urban residents per capita income grew 7.8%. The economy’s growth was also fueled by fixed-asset investment, which increased by 23.8%.  For 2010, industrial value-added output was up 15.7% and foreign trade grew 34.7%, while China’s trade surplus declined by 6.4%.

Amidst China’s growth, inflation pressures are an issue the government is considering seriously.  A trial tax on property speculation is now being employed to discourage housing speculation and land transfer fees are being aggressively collected.  The nation’s central bank is cutting lending targets by 10% for 2011 and has raised the nation’s bank reserve requirements multiple times recently to quell inflation.

China’s outbound direct investments in the non-financial sector were up 36.3% ($59 billion) on a year-to-year basis.  Its trade surplus is predicted to continue to drop as the government redirects the economy toward increased domestic consumption.  In 2010, exports grew 31.3% while imports rose significantly, up 38.7%.  Commerce Minister Chen Deming stated, “Our foreign trade policy principle this year is to stabilize exports, promote imports and reduce the surplus.”  Consistent with these policies, it is the intent of the government to reduce the surplus-to-GDP ratio.

China is currently engaged in cross-border trade using the RMB.  According to HSBC, at least half of China’s trade with emerging countries will be settled in RMB within the next 3 to 5 years, compared with 3% today.  An offshore market for the RMB has developed and is growing in Hong Kong, and at the end of 2010, RMB deposits in Hong Kong reached almost 315 billion RMB ($47.9 billion).  The Central Government and various enterprises are entitled to issue RMB-denominated bonds for overseas investors.  As a result, more than 20 billion RMB ($3 billion) worth of bonds have been issued in Hong Kong as of December 2010.

Urbanization – The Economic Transformation of China

China’s economic and social goals are tied to urbanization and the establishment of the Chinese middle class.  The “middle class” in China is presently defined as those earning 50,000 RMB ($6,300), with different tiers of income necessary to live in megacities such as Shanghai and Beijing as opposed to less-developed, inland urban centers. Disposable income has greater buying power in China than in the western world.  We anticipate emerging opportunities for businesses and investment as the middle class is predicted to expand to over 600 million by 2015, up from 250 million at the end of 2010.  By 2025, half of China’s population should be considered middle class, with the wealthiest consumers in the 25-44 age group—much younger than the analogous group in western countries.  McKinsey & Co. (6/2006).

Consistent with the growth of the Chinese middle class, McKinsey also predicts that more than 20 of the world’s top 50 cities in terms of GDP will be located in Asia by 2025, up from 8 in 2007.  Comparatively, half of Europe’s and 3 of North America’s cities currently on this list will be removed during this period.  McKinsey & Co. (3/2011).

China’s Consumption – The Cornerstone of its Economic Policy

A report produced by McKinsey Quarterly in August 2009 (A Consumer Paradigm for China) stated, “[Chinese] consumption has vaulted to the top of national—indeed global—policy agendas.”  As of the date of the McKinsey report, China’s consumption-to-GDP ratio stood at 36%—half that of the US.  China’s policy is to aggressively plan to increase consumption by 2025.  Assuming the Central Government fully implements the policies it has already announced, the McKinsey Global Institute estimates consumption could ultimately account for 45% of GDP, which would place the Chinese economy into a transformative phase.  We believe that the factors necessary for these policies to be effective include successful execution of the Twelfth Plan and a gradual and then accelerated appreciation of the RMB.  McKinsey’s projections related to the expansion of Chinese consumption are as follows:

•	Over 350 million people will be added to the urban population by 2025;

•	The number of people living in cities will approach 1 billion;

•	Migration from rural areas will drive the growth of the urban population, representing nearly 40% of the urban population by 2025;

•	New cities will emerge in over 80 different locations by 2025;

•	221 Chinese cities will have 1 million or more people living in them;

•	900 smaller cities outside of the largest 40 cities will generate 54% of the urban GDP and 55% of urban growth;

•	Up to 15 “supercities” with populations greater than 25 million will emerge by 2025;

•	170 new mass-transit systems and up to 50,000 new buildings could be built;

•
Urban centers could produce up to 75% of China’s GDP by 2025 and job creation in cities is estimated to result in 450-500 million urban jobs in 2025, compared to 290 million jobs in 2005 (McKinsey & Co. (3/2009);

•	10 million units of affordable housing for low-income groups in renovated areas that are currently impoverished—an investment of 1.3 trillion RMB ($197.6 billion);

•
The Central Government will raise the threshold of taxable income to assist Chinese households to cope with the rising cost of living; in 2008, this threshold was raised to 2,000 RMB and it is believed it will be raised to as much as 3,000 RMB—this tax relief measure, along with the slow appreciation of the RMB, will enable social stability and further expand domestic consumption;

•
According to China’s Ministry of Commerce, there is an active market for luxury goods in China comprised of wealthy consumers (incomes of 300,000 RMB or more ($45,851)) and an additional 13 million upper-middle class households (incomes of 100,000 to 200,000 RMB ($15,284 to $30,567)), which will account for 20% of global luxury sales by 2015;

•	China’s internet market has more than 450 million users with access to online retailers such as GAP and Wal-Mart; and

•
Online (e-commerce) sales in China increased by 22% in 2010 as internet sales reached 4.5 trillion RMB ($684 billion); e-commerce is expanding in China and is expected, according to the Ministry of Commerce, to reach 5% of retail sales by 2015, up from 2% in 2010.

China Employment

China’s prior reform policies have resulted in a marked labor supply shortage.  This is a direct result of the country’s demography, industrialization and the effect of 30 years of the one-child policy.  Statistics reveal that reserves of migrant workers have dropped by 20 million over the last 3 years.  As a result, the nation’s emerging policy is to encourage persons in less developed areas away from the eastern coastal zone to take advantage of opportunities inland as manufacturers move to the mid-central parts of China as the government promotes industrialization in these areas.  This relocation of the country’s industrial base accelerated in 2010, creating a bigger job market for workers inland.  As a result, wages in the east are less attractive to workers, as the wage gap between east and west is only 5%.  The People’s Daily Online (2/12/2011).

China’s food prices rose 30% in 2010 and thus had a significant impact on lifting incomes for China’s over 600 million farmers.  This price increase is responsible for narrowing the gap in living standards and income levels between the urban and rural population.  As a result, China’s lowest income populations have experienced unprecedented economic benefit as food price inflation provides employment and a transfer of wealth to the rural farm communities, fostering a better standard of living.

China is purported to have 200 million migrant workers that move from rural to urban work and back again.  These workers are now being encouraged to settle in smaller towns as the government provides affordable subsidized housing, permanent residency and jobs.

Additionally, retail jobs are expanding throughout China as firms are moving to smaller cities as part of the urbanization process:

•	Adidas AG plans to open 2,500 stores in smaller cities by 2015;

•	Ford Motor Co. is adding 100 dealers to its network in smaller cities;

•	The major electronics producer, Foxxconn Technology Group, is setting up thousands of stores;

•	Tesco, England’s third largest retailer, is planning to open 200 hyper-markets;

•	American retailers, GAP, Morton’s Restaurants Group and Starbucks’s, have expansion plans for second-tier cities.

In total, Chinese retail sales are planned to expand from $2 trillion today to $5-$6 trillion by 2020.

The Manpower Employment Outlook Survey, reviewing China’s employment outlook, stated, “Chinese employers forecast an active labor market in the second quarter of 2011.”  In spite of the shortage of labor and rising wages, China is in a hiring boom.  The clear hiring leaders are in manufacturing and services, followed by finance, insurance and real estate.  Expanding business activities and increased wages are key catalysts in rebalancing the Chinese economy and growing domestic demand.  The Central Government took measures to increase rural incomes by allocating 818.3 billion RMB ($120 billion) to investment in agriculture, farmers and rural areas—135 billion RMB ($20.5 billion) of which was utilized for agricultural production.

Growth of Transportation and the Automobile

The emergence of the Chinese consumer and the urbanization of China have resulted in new demand for transportation and related infrastructure.  The need to connect large urban centers and assure the rapid and efficient movement of manufactured goods between cities and food and produce into cities has resulted in an unprecedented level of investment in transportation infrastructure.  This development of the transportation infrastructure includes 5 main north-south super highways and 4 main east-west superhighways, resulting in 85,000 km of highways in China by the end of 2010, which is 12% longer than the total length of the highways currently in the US.  Rail projects include plans for 280 bullet trains connecting major population centers.  Additionally, China’s domestic production of cars and trucks exceeded US production in 2009, and over 18 million units were sold in 2010.  China AutoWeb (1/27/2011).  In addition, used car sales increased 15% to 3.72 million units in 2010.  The China Automobile Dealers Association predicts used car sales will grow tenfold in the coming decade, reaching 36 million in 2020—close to the predicted 40 million in new car sales in 2020.

China’s Economy, International Trade and the Value of the RMB

The Chinese economy is rapidly and fundamentally transforming itself and the country under the guidance and through the policies of the Chinese Communist Party and the Central Government. Their policies are in pursuit of long-term goals and are not reoriented or refocused in response to short-term issues.  The policies themselves are based on the principle of having a “harmonious society” through developing the health and wealth of the people through “market socialism,” which entails policies to assure market stability and economic growth.  The RMB is central to all policies developed by the politburo dating to the 1970’s.

The political and economic issues that encompass all dialogue on a global basis centers on the RMB, which is the Chinese denomination in the form of bills and is the unit in which all prices are measured.  Before 2009, the RMB had little exposure to international markets due to strict control of the RMB by the government.  China will be resistant to the accelerated appreciation of the RMB.  The RMB rose 23% since 2005 against the US dollar and by 3.72% since China’s exchange rate reform in June 2010.  Over the past 5 years, the US dollar index has depreciated by (15.94)% while foreign countries that are significant trading partners with China rose sharply.  For example, the Australian dollar rose 43.86%, the Japanese Yen rose 38.17% and the Euro rose 18.53% during this period.

China has questioned whether the RMB’s inexpensiveness relative to the US dollar was responsible for the US-China trade gap.  Instead, China recognizes the dual benefits the US and China receive by China’s exports creating employment and social stability domestically while supplying US consumption, which is funded, in significant part, by China’s purchases of US treasury bonds.

The RMB’s gradual appreciation will benefit the Chinese consumer, decrease the viability of companies competing exclusively on the basis of cost, increase the focus on value-added goods for export, increase outbound acquisition activity and generate greater liquidity in the Chinese capital markets. China’s policymakers indicate they want the RMB to become a component of a new international reserve currency, and the country is seeking alternative investments and bilateral agreements as a precursor to its international plans. To this end, China has established ties with a group of anti-US dollar countries that include Brazil, Russia and India and has further established currency swap agreements with Argentina, South Korea, Hong Kong, Indonesia, Malaysia and Belarus.

China’s policies and the actions of the People’s Bank of China recognize that currency appreciation and a more flexible exchange rate regime serves China’s long-term interests.  In June 2010, China removed the RMB’s peg to the US dollar and allowed it to float in a controlled manner.  By this action, China took steps toward facilitating trade settlement in RMB and the country is expected to expand bilateral trade with emerging markets.  Recently, the RMB appreciated beyond the 6.6 RMB per US dollar threshold and it is predicted the RMB will appreciate 3-5% during 2011.  Since the beginning of 2011, China has liquidated approximately $4.4 billion of its holdings of US treasury bonds, reducing their holdings in these instruments to $763 billion as the dollar continues to decline and thus transferring inflationary liquidity to China.

Key Facts on China’s Economy

•
China’s economy grew 10.3% in 2010 and is valued at $6 trillion, making it the second largest economy in the world.  GDP growth is forecasted to be at 8.7% for 2011 as China’s authorities adjust the economy to become less export dependent, moving towards a more balanced import and consumer-based economy.  Retail sales increased 18.4% on a year-on-year basis, and urban residents per capita income increased 7.8%.  Tax revenues doubled from 2005 to 2010.

•
China’s CPI increased 3.3% in 2010 and is expected to be higher in 2011 as inflation is expected to be a challenge for the central bank and the economy itself.  The government will embark on combating inflation by tightening liquidity within the banking system, increasing pressure on speculation by severely penalizing speculators, improving distribution efficiency across China, and substantially increasing food available for consumption and agriculture supply through investment and imports.

•
China’s stock market, as defined by i-Shares FTSE, Xinhua and China 25 IDX, rose 91.09% over the last 5 years while the US stock market, as defined by the SPDR S&P 500 ETF, rose only 12.51% during the same period.

•
The Twelfth Plan features an emphasis on boosting domestic consumption—steering the country away from export and investment fueled growth.  China plans to import more technical “know-how” to move its production up in the manufacturing value chain, allowing it to compete in international markets by exporting top grade goods.

•
RMB appreciation is planned to be gradual, which will be utilized to benefit the Chinese consumer as well as serve as a boon to the economy.  Gradual appreciation should provide an increase in consumer purchasing power, lower the cost of domestic consumption, help to neutralize the effect of commodity prices and provide incentive to invest in Chinese businesses and companies.  RMB appreciation is also likely to have a significant impact on global currencies and investments over time.  The recent drop below the historical peg of 6.5885 RMB:$1 indicates China may allow the RMB to become stronger at a faster pace.  Since China de-pegged the RMB from the US dollar in June 2010, the RMB has appreciated 3.3%.

•
Chinese companies previously fit into 3 categories:  state-owned enterprises; joint-venture companies between Chinese and foreign entities; and wholly owned private Chinese companies.  There is a new set of companies in China that is emerging out of the activities of innovators and entrepreneurs, which could become a potential source for acquisition candidates and targets for foreign investment.

•
The Chinese government’s intermediate-term economic plan is focused on the reform of income distribution through tax policies favoring the individual and families and increasing wage levels for the low to middle income groups, thereby increasing consumption—an important component of a growing Chinese consumer-based economy.  A recent study of the Chinese consumer by Economic Intelligence Unit and reported by Forbes Online (8/27/10) stated, “[Chinese] retail spending has increased steadily at 15% and more in recent years. . . . China has already become the world’s largest market for automobiles, television sets and cell phones, and the world’s second largest market for luxury goods.”  According to a report by the Boston Consulting Group, China’s economy is growing at a rate of 20 to 30 times the rate of western economies and is expected to consume 14% of the world’s products by 2015.

In light of the foregoing, we intend to pursue our strategy because of the following key macro topics:

•
China’s New Economic Policy.  The hallmarks of China’s policy are to: (i) significantly increase spending and implement substantial tax cuts by reducing the value-added tax and adopting preferential tax policies for SMEs; (ii) increase bank liquidity and continue to reduce interest rates; (iii) implement comprehensive industrial restructuring and facilitate the merger and reorganization of enterprises; (iv) promote innovation in science and technology; and move toward a stronger consumer-based economy and away from an economy driven by unskilled manufacturing.

•
Chinese Economy has Significant Reserves.  China has a substantial $2.85 trillion in foreign exchange reserves, up from $2.3 trillion at the beginning of 2010, to keep the economy at its currently planned 8% plus growth level.  In addition, China maintains a significant 35% savings rate, resulting in approximately $3.0 trillion in individual bank savings.  China’s broadly measured money supply is 19.7% higher than a year ago in January 2010.

•
Major International Market Participants are Investing in China.  Warren Buffet, Jim Rogers, the John Templeton Fund, the Carlyle Group, Temasek Holdings and Cargill are investing in China.  Goldman Sachs predicts that China will surpass the U.S. economy by 2027.  Optimism about China stretches across a wide range of American investors.  In a survey by the American Chamber of Commerce and reported by Reuters in December 2009 found that 64% of 369 companies surveyed had plans to increase their investments in China in 2010.

•
Foreign Direct Investment.  The Ministry of Commerce stated that foreign direct investment in February 2011 increased 32.2%, to $7.8 billion, compared to February 2010, following a similar increase of 23.4% in January 2011.  In 2010, foreign direct investment inflow reached a record $106 billion, rising 17.4% year-on-year.

•
Current Chinese Business Environment.  Foreign investment is a driver in China’s quest to expand its manufacturing-based economy to include high-end manufacturing, high-tech, clean energy, environmental protection and service-based industries.  According to Huo Jianguo, speaking for the Ministry of Commerce, “China should accelerate its transformation by utilizing the fast growing foreign direct investment to develop its high-tech, service and advanced agricultural industries; all are crucial to our economic development.”

 Industry Overview

Chinese IT Industry

IT opportunities are abundant in China since the introduction of the PRC government’s adoption of the “scientific concept” policy model. This model features fostering domestic economic growth and social progress. Important to this initiative is the Chinese concept of “informatization,” which centers on the development and expansion of IT in China. Broadly defined, informatization is the transformation of the Chinese economy and society driven by information and communications technology.  Coordinated at China’s highest governmental levels and touching all aspects of society, it is recognized as a key component of the Central Government’s national strategy to transform China’s industrial-based society to a technical and information-based society. Presentation of Xiaofan Zhao, Director General for the Department of IT Application Promotion, State Counsel Informatization Office, PRC. Accordingly, the informatization concept includes plans for the development of e-commerce, e-government, electronic content management, security and industrial IT applications in China.  Informatization is the official is the official term used in China to describe China’s economic development strategy.

Due in part to these government initiatives, information technology investment in China is growing at twice the rate of western countries, and it is estimated that $40 billion of China’s $756 billion economic stimulus package will impact the Chinese IT industry between 2009 and 2013.  According to a press release issued in May 2010 by the research and advisory firm, Gartner Inc., “IT spending in China will reach $216.7 billion in 2010.”  Gartner indicates that this increase in spending offers substantial opportunities for technology and service providers in China, which it attributes to the 5.1% growth in the market during 2010 (up from $205 billion in 2009).  On a worldwide basis, IT spending for 2011 is forecasted to total $3.6 trillion, a 5.1% increase from 2010, continuing a trend from 2009.

Government spending and investment in the expanding potential of the rural market, where approximately 650 million people live, will fuel IT market growth in China.  Other factors driving this market include modernization in sectors such as education, healthcare and manufacturing, as well as the use of consumer credit for purchases.  Consequently, the enterprise software market is forecasted to grow at an estimated 14.6% through 2013 and is expected to surpass the $6 billion spent on enterprise software in 2010.  In viewing the broader software market, China’s share of the Asia/Pacific market by 2013 is expected to reach 30%, or $9.4 billion—3.3% of the worldwide software market.  Gartner Inc., Market Trends:  Software Market, China 2009-2013.

According to the managing director of Research-Works in an article appearing in the Asia Sentinel on 2/11/2011, China has invested heavily in research and development and has completed 60% of a 25-year program to increase research and development expenditures to a level of 2% of GDP; moreover, 75% of research and development spending during this period lies in the current decade.  These initiatives have resulted in industry-specific impacts.  For example, healthcare IT expenditures are projected to reach $4.1 billion by 2013 via a compound annual growth rate of 25%, due in large part to a 2004 government mandate from the health informatization plan that directs 4% of hospital revenues be spent on IT.  Marketwire, Presentation by Scientia Advisors (2/16/2010).  Additionally, IT in agriculture is utilized by agro-scientists, engineers, husbandry students and farmers as stakeholders in the agro business share information on a global basis.

Consequently, China’s IT market is expected to exceed global expectations during 2009-2013, according to the China Information Technology Report Q4 2009 (by Business Monitor International, as published on 10/15/2009 by www.marketresearch.com).  The Chinese stimulus program and the rural electronics subsidiary programs are expected to raise IT spending from $78.0 billion in 2009 to $124.0 billion by 2013.  Computer sales are projected to move from $52.0 billion to $80.0 billion in 2013.  IT services will reach $16.4 billion in 2009, and this sector is expected to achieve a compound annual growth rate (CAGR) of 135% between 2009 and 2013.

Special Economic Zones (“SEZs”)

The PRC offers investors a complex system of incentives at the national, regional and local levels.  Party members have great influence at the regional and local levels where they live, impacting regional business activities and seeking employment for locals.  There are special economic zones, hundreds of development zones and designated inland cities that vie for foreign investment.  The most significant benefit of SEZs to businesses and investors is significant tax concessions during the early years of projects within the zone.  SEZs have played a major role in China’s industrial development over the last 20 years.  “Let’s Talk Development,” blog hosted by worldbank.org.  China has more than 1,000 industrial zones that provide basic infrastructure (e.g. roads, water and utilities), security, affordable government land and “plug and play” housing for workers.  The Chinese system of SME-oriented, “plug and play” industrial zones is one of the most important factors in the success of the manufacturing industry.  China’s success with these zones is also based on intense competition between local governments and local private sector developers.

Our subsidiary, JIEN, an SME (see "Government Promotion of Small-to-Medium-Size Enterprises"), is located in an SEZ in Hainan Province, China, where there is access to a large high-tech employee pool. China also has numerous national science parks, many focused on commercializing technology research developed in Chinese universities.  PRC policy is to encourage investors to fund the introduction, innovation and development of technology, and invest in technology intensive projects in order to promote and facilitate technology companies.

Government Promotion of Small-to-Medium-Size Enterprises (“SMEs”)

Chinese SMEs are defined as enterprises with annual business revenue below 300 million RMB ($45.6 million) and employing 300 to 3,000 people.  SMEs, which number over 10 million registered enterprises, account for 99% of all registered companies in China.  These companies contribute to the Chinese economy 60% of GDP, 50% of tax revenues, 68% of foreign trade volume and 75% of urban employment.  The Central Government supports SMEs with wider access to policy and financial support, including the reduction of tax rates.  The government also allows smaller, private companies to compete with larger, government-owned enterprises by opening channels of government funding in a new policy supporting the health of the SME industry.  As a precursor to future policies, the government is also changing the definition of SMEs by narrowing the scope of medium-size companies while expanding the scope of small-size companies and proposing a new category:  micro-size companies.  SMEs are an important source of opportunities for the Company in the execution of our China business strategy.

The SMEs operating environment in China has been historically tougher than the larger government-invested companies because of the lack of financing avenues.  SMEs traditionally depended on commercial loans, which are difficult to obtain, and government subsidies to fund their expansion.  In the past, these companies were too small to list their companies on Chinese national exchanges.  As a result, new exchanges have launched in China, such as ChiNext, an exchange for small companies, and the Growth Enterprise Market of the Honk Kong Stock Exchange, which have enhanced economic growth and increased employment by allowing small companies to raise necessary capital.  During the Twelfth China Hi-Tech Fair, Xiu Xiaoping, director of the High-Technology Development Center of the Ministry of Science and Technology, recommended that venture funds invest in SMEs with growth potential.  China’s policy is to provide assistance to foreign firms with the hope of encouraging investment in small Chinese companies.

SMEs are the backbone of the ASEAN economies, representing 96% of all enterprises in the economic zone.  SMEs are also responsible for 50% to 85% of domestic employment in many of the ASEAN member states.  In addition, their contribution to national GDPs and national exports in this area varies between 30% and 53% and 19% and 31%, respectively.

SMEs were the main driving force of the 2010 Chinese IPO market.  PricewaterhouseCoopers press release, PwC Initial Public Offering Market Review for 2010 and Outlook for 2011.  In 2010, the Shanghai Stock Exchange and the Shenzhen SME Exchange listed 349 IPOs, raising 478.3 billion RMB ($72.7 billion).  Of these listings, 204 were on the Shenzhen SME Exchange.  According to Charles Feng, a Lead Partner at PwC China, “2011 is the first year of China’s Twelfth Five-Year Plan and the government is committed to speeding up the reform of the economic growth model, highlighting technology and innovation as pillars of the reform.”  He added, “I believe small and medium-sized high-tech and growth enterprises will lead the capital market in coming years.”

The Company believes that we are positioned to assist private Chinese growth companies in gaining access to international capital markets with the goal of growing such companies’ operations and profits.   In addition to the country’s rapidly expanding consumer base, emergent trends in China indicate there is increasing demand for growth capital for private companies in light of the Chinese government’s recent economic initiatives.  According to the CASS Report (the Chinese Academy of Social Sciences), more than 180 million people worked for privately owned enterprises (“POEs”) by the end of 2010, which is 60 million more than in 2005—an annual increase of 9% over the period.  POEs have an increasing role in innovation and economic restructuring.  The CASS Report indicates that POEs have taken the lead in strategic emerging industries and high tech sectors.  Historically, financing has been difficult to obtain for POEs and SMEs domestically.  As a result, China has removed many of the barriers for POEs and SMEs to enter broader markets, an initiative supported by the 2003 enactment of The Law of Promotion of Small and Medium-Sized Enterprises and the Expansion of Credit.  The People’s Bank of China reported that by the end of 2010, China had more than 2,300 micro-credit companies providing 162 billion Renminbi Yuan (“RMB”) ($24.58 billion) in loans.  In addition, the CASS Report stated that by the end of 2009, more than 5,500 credit guarantee institutions provided 338.9 billion RMB ($51.43 billion) to 370,000 POEs and SMEs.

Hainan Jien

Hainan—International Tourism Island

On February 7, 2010, Hainan Province announced a comprehensive, twenty-year economic and social informatization plan to execute on the Chinese government’s strategic vision to develop the island of Hainan, the country’s major beach holiday destination, as an “International Tourism Island.”  The central goal of this plan is to promote the balanced economic development of the island through urban and rural modernization and improving social welfare programs and infrastructure, while at all times assuring that these development efforts are pursued with care for the environment.  A key element to the execution of this goal, as called for in the plan, will be the utilization of modern and intelligent construction practices to realize the build-out of state-of-the-art road transport infrastructure, housing, leisure, education and medical facilities.  In addition, the province is planning to construct a major rapid transit system linking the four main areas of the island and to invest 2.64 billion RMB ($386 million) in its power grid as part of these initiatives. Source: http://english.bitf.org.cn/node_516350.htm; http://english.bitf.org.cn/2010-02/11/content_3393203.htm.

Surveillance and Security Market

Surveillance and security is homeland security technology in China.  Popular uprisings in various mid-east countries in recent months have underscored for China the need for intensive surveillance to guard against crime, terrorism and upheaval.  This need is therefore consistent with expanding technologies in the surveillance and security market in China, which include video surveillance systems, biometric systems, and facial and behavior recognition software.  The Chinese video surveillance market was $1.4 billion in 2009 and is expected to grow at an annual rate of 20% for the next 4 years and reach $3.5 billion in 2014.

China Security and Protection Industry – 2009-2014

According to the China Security and Protection industry, the market size of the security and protection industry reached 149.6 billion RMB ($22.9 billion) in China.  This market is essentially comprised of entry protection (approximately 33% of the current market space) and electronic security and protection (approximately 67% of the current market space), of which video monitoring is a 58% component.

The China video surveillance market is projected to reach $9.5 billion by 2014.  Government regulations and policies, security concerns and international unrest contributed significantly to a compound annual growth rate of 12.1% for this market, which was $5.6 billion in 2005.  Mandatory government regulations cover high-speed railways, universities, financial institutions, residential and commercial areas, and hospitals and health institutions.

The Chinese government’s Eleventh Five-Year Plan (2006-2010) states that a secure and stable society is the number one priority for the government.  Several laws were passed to codify this effort:

•
The Safe City Safety Surveillance Ordinances, requiring the 660 largest cities in China to install surveillance systems in major public areas, such as subway systems, municipal complexes, train stations, airports, major thoroughfares, universities, banks, factories, libraries, border crossings, parks, athletic fields, schools and government facilities;

•
The Safe City Project, which according to the Ministries of Public Safety and Construction requires various commercial buildings to install security and video surveillance systems (See page 2 for a further discussion of the Safe City Project);

•	The 3111 Project, the initial phase of the Safe City Project, which is the program for monitoring and reporting on provincial, city, county and municipal levels;

•	State Ordinance 458 requires surveillance at all entertainment venues in China (e.g. internet cafes, pubs, discos, karaoke parlors and public gathering places);

•
In preparation for the 2010 World's Expo in Shanghai, spending by the PRC government on security and surveillance infrastructure reached approximately $3.0 billion, compared to $300 million spent during the 2008 Olympics; this reflects the government’s reliance on surveillance needed for security in China in view of global travel to the country; and

•
Consistent with the government’s broader informatization policies, the demand for IC; in 2009, commercial property investment was more than 550 billion RMB ($84.1 billion), an increase of 22.8% on a year-on-year basis (ezinemark.com), of which IC costs and security costs could have been as much as 10% and 20%, respectively.

Activity in the IC industry is influenced by annual investment in construction, public infrastructure, and the modernization of existing systems and related hardware.  As new and better technologies are created, the scale of technological improvements and modernization should increase and, as a result, economically feasible break-through designs in IC should have a larger effect in stimulating demand.   This conclusion must be considered in light of broader trends in the Chinese economy and construction industry:

•
In 2010, investment in residential real estate accounted for 12% of China’s GDP (New York Times (3/26/2011)), which, unlike the US, is underpinned by demand and not credit, due to China’s urbanization, rising wages and high savings rate.

•
The share of residential construction in China is significantly lower than the US because of China’s emphasis on infrastructure spending.  However, according to the National Bureau of Statistics, the growth of residential investment on a year-to-year basis has been close to 35%, which is slightly higher than growth of commercial investments.  In this environment, authorities are controlling residential speculation by requiring higher down payments, allowing only residents of an area to purchase in that area, mandating higher mortgage rates and supporting the construction of more affordable housing while reducing the construction of luxury buildings.

•
In March 2009, the McKinsey Global Institute reported, “Within 20 years, China will build 40 billion square meters of floor space in 5 million buildings . . . 50,000 of these buildings could be skyscrapers, [which is] equivalent to constructing 10 New York Cities.”

Products

Hainan Jien

Hainan Jien designs and installs security and surveillance infrastructure to protect financial institutions and government agencies and implements systems for IC projects for commercial customers.  JIEN's security and surveillance business is primarily sourced from the Chinese government’s “Safe City Project” 3111 Project initiative.  To this end, the company specializes in the installation of security and surveillance systems in various public areas, from city-wide surveillance systems and traffic surveillance systems to critical government locations, cyber cafes, bars and discotheques. With regard to the IC services offered by Hainan Jien, the company focuses on IC projects in three distinct areas:

•
Intelligent Building (“IBC”): Hainan Jien is one of the largest providers of intelligent building services in Hainan Province. Hainan’s economy has seen rapid growth since the State Council approved Hainan as an “International Tourism Island.” The 2010 provincial GDP was approximately $30 billion, an increase of 15.8% compared with that of 2009. The province’s recent rapid development will be beneficial to the growth of Hainan’s industries and residents and, consequently, for the demand for intelligent buildings. Thus, we estimate that demand for JIEN’s intelligent building services will increase. Source: http://finance.eastmoney.com/news/1350,20110215119687895.html.

•
Intelligent Housing: The development of Hainan as an International Tourism Island will likely promote the development of real estate in the region.  It is predicted that housing opportunities in Hainan will soon open globally. Accordingly, it is estimated that there are currently over 100 nation-wide enterprises specializing in real estate development in Hainan, culminating in an investment total of 100 billion RMB ($15.2 billion).

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

Through our research and due diligence, we focus primarily on “unique growth companies” as our potential investment targets. These businesses either participate in or focus on serving industrial sectors that are supported by the PRC’s five and ten year plans for internal economic development. As a result, our operating subsidiaries will operate in business environments supported by the Central and local governments and recognized as important to the economic expansion of China, thereby positioning our subsidiaries for expansive growth upon the successful execution of their business plans.

We will hold significant ownership stakes in our operating subsidiaries.

We intend to hold a significant equity stake in each of our operating subsidiaries. As a result, we will have a vested interest in the successful growth of our operating subsidiaries.  Our management team at the holding company level will lend its expertise and resources to facilitate the sustained growth of our subsidiaries as well as assist these businesses in gaining access to necessary capital for growth.  Moreover, this strategy will allow for centralized control over the reporting obligations of our subsidiaries to ensure their regulatory compliance in the US markets and sound corporate governance.

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

In light of the vast investment opportunities in a rapidly developing economy such as China’s, we have the opportunity to be selective in the operating companies we choose to invest in.  Consequently, we can utilize our experience in China and in the U.S. capital markets to invest in companies that have the greatest potential to generate sustained growth for the Company and potentially become standalone public entities.  We have established the following investment criteria for our investment in or acquisition of target companies:

•
Focus on “unique growth companies”—i.e. businesses and technologies that participate in, or focus on, serving industrial sectors that are supported by the PRC’s five and ten year plans for internal economic development.

•	Investment will provide the Company with a substantial position in special growth companies.

•	These special growth companies should also:
o	Benefit from the support of both the local and regional government;
o	Be privately owned—i.e. there should not be an ownership stake held by the government;
o	Be free from competition with any government enterprise;
o	Have demonstrated profitable organic growth for 2-3 years;
o	Exhibit a well established and growing customer base, market penetration and operating infrastructure;
o	Have an effective and proven management team which is willing to make a multi-year contractual commitment to the execution of a business plan;
o	Be able to provide comprehensive financial statements;
o
Be willing to commit to a program of establishing a system of sound corporate governance in accordance with U.S. public market standards and comply with all local laws and regulations as well as U.S. securities laws and exchange listing requirements. This will include adopting a code of conduct and U.S. accounting standards.

Our Subsidiary's Competitive Strengths in the IT Industry in China

We believe the following strengths differentiate our operating subsidiary from its competitors, enabling it to attain a leadership position in the IT market in China.

Strong Solution and Service Development Capability

An experienced senior management team, most of whom have computer science and electrification (electrical engineering and electrical generation and distribution systems) backgrounds, leads the solution development efforts of our operating subsidiary. As of September 30, 2009, our operating subsidiary employed 33 software development engineers, or 26.4%, of its work force.  Hainan Jien, in addition to being ranked as a national top 100 security and surveillance provider, is one of three security and surveillance firms that are First Grade National Certified, a certification issued by the Public Ministry Security Bureau that allows Hainan Jien to implement all levels of security projects nationwide.  Hainan Jien also utilizes component-based platforms in the software development process that enable it to redeploy relevant modules for future solutions or repackage them as stand-alone standardized solutions.

The primary goal of the research efforts of our operating subsidiary is to develop solutions that may be strategically implemented and commercialized. As an investment in long-term growth, Hainan Jien funds and operates its own research and development that focuses on core technologies underlying solutions and solution protocols.

Proven Management with a Successful Business Record

The senior management team of our operating subsidiary consists of computer scientists and engineers with extensive management experience in the IT industry ranging from 24 years to 36 years. This management team has complementary skills in the areas of software development, operations, finance, and sales and marketing. Under the leadership of its management team, Hainan Jien has expanded its operations and solution lines and achieved revenue growth.

Market Positioning

Hainan Jien is located in a high growth region in China.  Hainan Province, the location of Hainan Jien, recorded 2010 GDP of approximately $30 billion and a year-on-year growth rate of 15.8%. Additionally, the province was approved by the PRC State Council to establish itself as an International Tourism Island, whereby a series of incentive policies will be applied to the region. Such momentum is likely to boost infrastructure investment and property development and, consequently, the service market supporting such initiatives. In working to attain its status as a top security and surveillance firm and IC services leader in the province, it is Hainan Jien’s goal to take a primary role in the Hainan region’s accelerated development.

Recognition within Our Operating Subsidiary’s Industry

In China, recognition by independent public and private industry experts of a firm’s product or service is regarded by commercial, governmental and retail customers as assurance of the quality of a firm’s products and services and is an important basis upon which to compete.  Our operating subsidiary’s certifications and honors are as follows:

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

Project Implementation

Hainan Jien

JIEN implements a dual phase project support and implementation process for its surveillance and IC services.  The cornerstone of the project support phase is the accurate design of projects tailored to customer specifications in advance of project implementation.  After a customer submits a project request, JIEN validates the request to ensure it is in accordance with its capacity and capabilities, with the goal of assigning the proposal to one of its project designers.  Once the proposal is submitted to a project designer, the designer is then responsible for developing a written and graphical design plan for submission to JIEN’s customer.  After second level review of the design and internal approval, the final project design proposal is submitted to the customer for review.

Upon acceptance of the project proposal by the customer and entry into a written contract setting forth the scope of work to be performed, the implementation phase begins with Hainan Jien’s management appointing a project manager to oversee preparation for the project both internally and with the customer, allocation of staff to the project worksite and construction.  Once onsite, the project staff receives, inspects and lays all necessary wiring, followed by their receipt, inspection and installation of all required equipment.  The project manager also works with the customer to assess the need for additional sub-projects tangential to the installation.  To the extent such additional projects are required, the original contract is modified accordingly and the project manager oversees such further projects’ development and installation onsite.  After all installation work is complete and the project staff performs a thorough inspection of the system, JIEN ensures the installation is in accord with the customer’s specifications, making any required adjustments, and finally assisting the customer with the data transfer into the new system, if necessary.

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

With regard to approximately 20% to 30% of JIEN’s new contracts, the company utilizes a partnership-sale method, whereby the company works with independent contractors who assist it with negotiations with potential customers on projects.  JIEN has a profit sharing relationship with its independent contractors based on the success of negotiations.  The company’s independent contractors are located in all of the company’s sales centers.  There is currently a ten contractor marketing staff in JIEN’s three sales centers, with its Haikou Center having six people, its Sanya Center having two people and its Hubei Province Center having two people.  All other contracts are obtained and serviced by JIEN’s own internal marketing staff.

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

Suppliers

Hainan Jien

JIEN’s 5 largest suppliers during 2010 are as shown in the chart below:

Supplier	$000's	% of Total Purchases
Hainan Shengyi Systems Engineering Co., Ltd.	3,514	63.00%
Haikou Jiachuang Electronic Company	258	4.87%
Haikou Hongjie Construction Material Company	253	4.76%
Haikou Kalai Lighting Decoration Company	152	2.86%
Hainan Mingyuan Lighting Construction Engineering Co., Ltd.	149	2.80%
Total	4,326	81.46%

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

Customers

Hainan Jien

Hainan Jien’s 10 largest customers during 2010 are as shown in the chart below:

Customer	$000s	Rate
Hainan Modern Trade Co., Ltd.	771	10.62%
Haikou Central Government Service Hall	733	10.10%
Haikou Central Government Governor's office	582	8.02%
Hainan Jingrui Real Estate Co., Ltd	564	7.76%
Hainan South Sea Information Technology Company	562	7.75%
Hainan Jingrui Real Estate Co., Ltd	499	6.87%
Accounting center,Gongan County, Hubei Province	462	6.36%
Hainan Medical College	420	5.79%
Provincial Department of Land and Resources	415	5.73%
Haikou Prison	415	5.71%
Total	5,423	74.70%

Hainan Jien’s customers are from various areas of Hainan Province and parts of Hubei Province.  The company has no business overseas.  JIEN’s largest customers are primarily from the government sector, the financial industry and real estate.

Research and Development

Hainan Jien

Hainan Jien’s research and development staff has developed a proprietary software system: Information Management System (“IMS”).  The IMS system assists companies with the management of the exploration of market opportunities, production, logistics and internal project approval.  IMS is currently in the technology solution stage.  Once Hainan Jien completes its technology solution analysis, it plans to do further software coding and software testing, with the goal of submitting a report of software property to the State Intellectual Property Office for property registration.  Related to the development of solutions for the IMS technology, JIEN has recently signed a contract to work on an integrated circuit card network communication system.

JIEN is also considering opportunities in the growing Internet of Things industry in China.  As a result, the company’s research and development staff is focused on developing an Internet of Things service system in 2011, primarily for Hainan’s logistics information service market and network construction security industry.

Intellectual Property

Hainan Jien

JIEN currently has intellectual property rights to an automatic spit plate machine.  In 2011, JIEN plans to apply for one additional patent through the State Intellectual Property Office for its IMS system.

Employees

At December 31, 2010, we employed approximately 75 full time employees. Our holding company employed 2 full time employees and 2 part-time employees.  Our operating subsidiary, Hainan Jien, employed 73 full time employees.

Covenant Employee Breakdown
Department	Holding Company	Hainan Jien	TOTAL
Management	2	6	8
All administration	0	3	3
Sales/Post-Sale Service	0	14	14
Design/Implementation	0	50	50
Total	2	73	75

Government and Environmental Regulation

Hainan Jien

Previously, the Hainan government has given Hainan Jien preferential tax treatment due to its industry.   However, a unified taxation policy has since been implemented throughout the nation, eliminating any tax reduction benefits for the company.

            Hainan Province’s "Intelligence Island Plan" is the provincial government’s primary source of guidance and planning for Hainan’s information technology industry.  In the plan, the Hainan government indicates it is actively promoting information intelligence systems and improving the province’s information service system to increase speeds, with the goal of enhancing the overall strength and competitiveness of its SMEs.

Hainan Province has also indicated it is going to establish a software and information services industrial park.  Hainan Jien anticipates this park will introduce large enterprises and new software technology to the province, aiming to enhance the competitiveness of SMEs and thereby increasing competition.  However, Hainan Jien anticipates new opportunities will arise as the government emphasizes the replacement and renovation of intelligence software applications in e-commerce, e-government, telecommunications, finance, taxation, transportation, medical care and other key sectors.

The planning of Hainan’s provincial government also incorporates the construction of a "Digital Safety Green Island," which consists of enhancing intelligence security systems, including systems related to population information, traffic management, integrated public security and integrated public security communication networks.  This plan also calls for building and improving global satellite positioning systems and focuses on enhancing vital components of the province’s video surveillance system.

The province also supports the wide use of information technology to improve transportation infrastructure and the movement of goods into and off of the island.  With regard to improving the transportation infrastructure, the province supports the improvement of IT associated with traffic and communication systems, which entails implementing a new traffic management system, electronic license program, internet-based intelligent traffic management system and sensing information systems.  Additionally, the government aims to strengthen the joint cooperation of customs, banking, quality inspection, insurance, the tax department and other private and public bodies to promote collaboration and improve customs clearance for international shipping.  It plans to accomplish this through coordinating and strengthening information sharing between different departments and promoting multiple forms of transport.

Competition

There are currently two US listed companies in China’s security and surveillance service sector recognized as leaders due to their size and financial strength, thereby posing competition to our operating subsidiaries.  Those companies are China Security and Surveillance Technology, Inc. and China Information Technology, Inc.  Both of these companies have extensive market presence and resources in China. In addition, these companies are well-financed and have valuable enterprise values.

•
China Security and Surveillance Technology, Inc.  (NYSE Symbol:  CSR):  CSR has a market capitalization of $354 million, revenues of $685 million and net income of $78 million for the year ended December 31, 2010.  CSR is the largest company in China in the security and surveillance industry and operates an extensive sales and service network that includes 150 branch offices and distribution points throughout China.

•
China Information Technology, Inc.  (NASDAQ Symbol:  CNIT):  CNIT has a market capitalization of $124 million, revenues of $163 million and net income of $34.4 million for the year ended December 31, 2010.  CNIT specializes in geographic information systems, digital public security technology and hospital information systems.

History

We were incorporated in the State of Nevada on November 8, 2006 under the name Everest Resources Corp. (“Everest”) as an exploration stage corporation that intended to engage in the exploration of gold.  On December 24, 2009 we changed our name to Covenant Group of China Inc. and acquired all of the outstanding capital stock of Covenant Group Holdings Inc. (“Covenant Holdings”), a privately held company incorporated under the laws of the State of Delaware and engaged in the business of acquiring equity interests in private Chinese operating companies and providing these companies with strategic support.  The acquisition of Covenant Holdings was accomplished on December 24, 2009, pursuant to the terms of a share exchange in which each of the Covenant Holdings shareholders exchanged their respective shares of Covenant Holdings, on a one-for-one basis, for 9,380,909 shares of the Company's common stock.  As a result of the share exchange, Covenant Holdings became a wholly-owned subsidiary of Covenant.

Prior to our acquisition of Covenant Holdings, we were in the development stage and had minimal business operations.  We had no interest in any property, but had the right to conduct mineral exploration activities on 471 acres in southern British Columbia, Canada.  In connection with the acquisition of Covenant Holdings, the Company’s former majority shareholder, terminated the Company’s mineral exploration rights, and he agreed to surrender 5,000,000 shares of the Company’s common stock in exchange for $100,000 and a promissory note from the Company in the principal amount of $190,000, $90,000 of which the Company prepaid.  The shareholder surrendered 4,500,000 shares of our common stock and agreed to surrender his remaining 500,000 shares upon full payment of the promissory note by the Company.  On March 25, 2010, the shareholder and the Company entered into an agreement pursuant to which the shareholder agreed to cancel the promissory note and surrender his remaining 500,000 shares in exchange for the Company issuing to him 300,000 shares of common stock of the Company.   On May 13, 2010, the shareholder and the Company entered into an agreement pursuant to which the shareholder agreed to reduce the number of shares that he will receive from 300,000 to 70,000.

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

On August 27, 2010, the Company entered into an agreement with Hainan Jien and its former shareholders pursuant to which Hainan Jien and such shareholders agreed to arrange for the official transfer of the shares of Hainan Jien from such shareholders to the Company in the PRC.  The Company paid $150,000 to such shareholders on October 21, 2010 and invested $350,000 in Hainan Jien upon completion of the registration of Hainan Jien's shares in the name of the Company in China on November 17, 2010.  In addition, the Company has agreed to use its best efforts to invest an additional $825,000 in Hainan Jien on or before October 31, 2010 and another $1,175,000 on or before January 31, 2011.  The parties have agreed that in the event the Company fails to make such capital contributions to Hainan Jien, the former shareholders will have no right to have the shares of stock of Hainan Jien returned to them.  As of March 31, 2011, the Company has not made any further investment in Hainan Jien.

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

As a result of the termination and rescission of the agreement, the Company has transferred all of the shares of capital stock of Chongqing Sysway to the prior owners of Chongqing Sysway and the 1,400,000 shares of common stock of the Company issued in exchange for the shares of capital stock of Chongqing Sysway have been returned to the Company and treated as treasury shares.  This transaction returned the Company, Chongqing Sysway, and the prior owners of the capital stock of Chongqing Sysway to their status prior to the completion of the acquisition by the Company of the capital stock of Chongqing Sysway on December 24, 2009.

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

Risks Related to Our Business.

Our operating subsidiary may not be able to adapt to rapid changes in the dynamic Chinese IT industry, thereby losing market share and revenue opportunities. The Chinese IT industry is extremely dynamic, characterized by rapid changes in technology and the frequent introduction of new and more advanced equipment and software applications.  Our subsidiary will be subject to the general risks, uncertainties and problems frequently encountered by similar companies operating in the Chinese IT industry. These include, among others, the following:

•	the failure to anticipate and adapt to developing market trends;
•	the failure to identify, develop and market services and products that respond to changing client needs and changing technological standards;
•	the inability to maintain, upgrade and improve our current services and products;
•	the inability to attract and retain skilled personnel, relevant to our company’s service and product offerings; and
•	the failure to manage our currently expanding operations.

If our subsidiary is unable to meet these challenges and any others that it may encounter, it is possible that it will lose market share and revenue opportunities and that our growth will be slowed.

There exists substantial and increasing competition with which our business must compete in service offerings and pricing, and if our subsidiary is not successful in addressing those issues, it may lose market share and revenue potential. In general, the level of competition in the PRC market for IT services and solutions to the construction sector is intense. We face competition from both local and international companies. Some of our competitors have longer operating histories, larger clientele, more varied service and product offerings and more extensive personnel and financial resources which place them in a better position than our subsidiary to develop and expand its range of services and market share. It is also expected that there will be competition from new entrants into the industry. Current or future competitors may develop or offer services that are comparable or superior to ours at a lower price. In addition, only some of the products and services of our company are protected by intellectual property rights, therefore competitors would not be prevented from copying our business techniques. If we fail to successfully compete against our current and future competitors, our business, financial condition and operating results will be adversely affected.

In some service areas of the IT business, prices are decreasing and adversely affecting margins; if our subsidiary does not meet the resulting pricing structure or shifts away from those areas of business to more profitable services, they may lose business opportunities and may experience losses. There has been increasing competition in some areas of IT consulting services, resulting in more competitive pricing and falling margins. Customers may elect to engage competitors who offer better pricing rather than use our subsidiary. If our subsidiary does not successfully manage its business and competes in these areas for engagements, it will suffer financial losses. Our subsidiary may also address the competitive situation by shifting to other service areas where margins are better or it may provide extra services or enhancements that result in different pricing. If it is not successful in implementing new or differentiating services, it may suffer losses in particular segments of its business.

IT infrastructure components are obtained from selected suppliers; if the ability to obtain needed items is disrupted, our subsidiary's businesses would be adversely affected. Many of the IT consulting services and system infrastructure installations conducted by our subsidiary depends on the availability of the necessary hardware equipment and software applications from third parties. Our subsidiary has established relations with selected suppliers. There is no assurance that these vendors/distributors will continue to offer needed items or not terminate their relationship with our subsidiary. Although there are alternative suppliers for most of the needs, if our subsidiary is unable to obtain the necessary IT infrastructure components from these or comparable vendors/distributors on a timely basis, our business, financial condition and results of operation would be adversely affected.

If the senior management team and critical staff are not retained, our subsidiary would suffer a loss of reputation and an inability to manage its commitments and expand its operations as planned. In a service-oriented business, personal relationships, goodwill and networks are critical in obtaining and maintaining customer engagements. The ability to successfully complete engagements depends on a trained, knowledgeable and stable staff. The success of our subsidiary depends on the continued efforts of its senior management team in building good relationships with existing and potential customers and in the implementation of its growth and business strategy and its ability to retain and replace its staff. Our subsidiary’s senior management team has experience in the services offered by the company and has been instrumental in its past growth and expansion. The loss of any member of the senior management team and critical staff could, without adequate replacement, result in an adverse impact on its businesses, financial conditions and results of operations.

If our subsidiary is unable to protect its proprietary technology and other rights, it may be unable to effectively compete. Our subsidiary relies on a combination of patent, copyright, trademark and anti-competition laws, as well as licensing agreements, third-party nondisclosure agreements, internal confidentiality policies and other contractual provisions and technical measures to protect its intellectual property rights. There can be no assurance that these protections will be adequate to prevent competitors from copying or reverse-engineering our subsidiary’s products, or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology.  Although our subsidiary holds registered rights covering certain aspects of its technology, there can be no assurance of the level of protection that these registrations will provide. Our subsidiary may have to resort to litigation to enforce intellectual property rights, to protect the trade secrets or know-how, or to determine their scope, validity or enforceability. Enforcing or defending intellectual property rights is expensive, could cause diversion of our resources and may not prove successful.

If our subsidiary's proprietary rights infringe on those of other persons, they could be required to redesign those products, pay royalties or enter into license agreements with third parties or cease offering the infringing products or services, any of which could have an adverse impact on the business and revenues and profits of our subsidiary. There can be no assurance that a third party will not assert that the intellectual property rights and services of our subsidiary violates such third party’s intellectual property rights. To some extent, the law of the PRC is not extensively developed in the area of enforcement. Any claims, whether with or without merit, could:

•	be expensive and time consuming to defend or prosecute;
•	divert management's attention and resources; and
•	require our companies to pay royalties or enter into licensing agreements in order to obtain the right to use necessary technologies.

Security breaches could have a material adverse effect on our business and the business reputations of our subsidiary. Computer systems may be vulnerable to computer viruses, hackers, and other disruptive problems caused by unauthorized access to, or improper use of, systems by third parties or employees. Although our subsidiary intends to continue to implement security measures, computer attacks or disruptions may jeopardize the security of information stored in and transmitted through computer systems of the clients and their end-users.

Our subsidiary's business uses internally developed software and systems as well as third-party products, any of which may contain errors and bugs, the effect of which could cause our subsidiary to spend additional money and time to correct, cause a breach of services agreements and/or pay damages. Our subsidiary's products may contain undetected errors, defects or bugs that may or may not be correctable. The products involve integration with products and systems developed by third parties. Complex software programs of third parties may contain undetected errors or bugs when they are first introduced or as new versions are released. There can be no assurance that errors will not be found in existing or future products or third-party products upon which our subsidiary's products are dependent, which could result in delays, loss of market acceptance of its solutions, diversion of resources, injury to its reputation, and increased expenses and potentially the payment of damages.

Part of the business plan in the future is to seek additional services and clients and business opportunities through the acquisition of related service and product providers; in such acquisitions, we will have to manage the integration of the acquired business operations, systems and personnel, which may be disruptive to ongoing business, not successful, or more costly than estimated. Part of our business plan for our subsidiary is to acquire additional businesses. To achieve the anticipated benefits of these acquisitions, our subsidiary will need to successfully integrate the acquired employees, products and services, data and business methods of operations.  In addition, our subsidiary may also have to consolidate certain functions and integrate procedures, personnel, product lines and operations in an efficient and effective manner. The integration process may be disruptive to, and may cause an interruption of, business as a result of a number of potential obstacles, such as:

•	the loss of key employees or customers;
•	the need to coordinate diverse organizations;
•	difficulties in integrating administrative and other functions;
•	the loss of key members of management following the acquisition; and
•	he diversion of management's attention from our day-to-day operations.

We have not entered into definitive negotiations with any other target Chinese operating companies at this time, and therefore we cannot provide further specific information to you. In this regard, we are not dissimilar from a blank check company whereby the success of the Company will be predicated upon finding suitable acquisition target companies, successfully purchasing them at a fair and economical price, and integrating them into our operations.  Consistent with these objectives, the Company would also need to raise additional capital to execute these strategies and grow the business of our subsidiary, which we may not be able to do.

To the extent an acquisition is integrated into the business of our subsidiary, there could be significant costs and our business could be adversely affected if our subsidiary is not successful in integrating such business or if the integration takes longer than expected.

We will incur costs as a result of being a public company, and the requirements of being a public company may divert management’s attention from our business and adversely affect our financial results. As a public company, we are subject to a number of requirements, including the reporting requirements of the Exchange Act and the requirements of Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). These requirements will cause us to incur costs and might place a strain on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we might not be able to retain our independent directors or attract new independent directors for our committees.

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

Recent Chinese regulations relating to the establishment of offshore special purpose companies by Chinese residents and registration requirements for employee stock ownership plans or share option plans may subject our Chinese resident shareholders to personal liability and limit our ability to acquire companies in China or to inject capital into our subsidiaries in China, limit our Chinese subsidiary's ability to distribute profits to us, or otherwise materially and adversely affect us.  The Chinese State Administration of Foreign Exchange ("SAFE") issued a public notice in October 2005, requiring Chinese residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China established for the purpose of acquiring any assets of or equity interest in companies in China and raising funds from overseas (referred to as an “offshore special purpose company”).  In addition, any Chinese resident that is a shareholder of an offshore special purpose company is required to amend his or her SAFE registration with the local SAFE branch in the event of any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China with respect to that offshore special purpose company.  To further clarify the implementation of Circular 75, the SAFE issued Circular 124 and Circular 106 on November 24, 2005 and May 29, 2007, respectively. Under Circular 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are Chinese residents in a timely manner. If these shareholders fail to comply, the Chinese subsidiary is required to report to the local SAFE authorities.  If the Chinese subsidiary of the offshore parent company do not report to the local SAFE authorities, they may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company, and the offshore parent company may be restricted in its ability to contribute additional capital into its Chinese subsidiary.  Moreover, failure to comply with the above SAFE registration requirements could result in liabilities under China law for evasion of foreign exchange restrictions. The failure or inability of these Chinese resident beneficial owners to comply with the applicable SAFE registration requirements may subject these beneficial owners or us to the fines, legal sanctions and restrictions described above.

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

Chinese regulation of loans and direct investment by offshore holding companies to Chinese entities may delay or prevent us from making loans or additional capital contributions to our operating subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.  We may make loans to our subsidiary, or we may make additional capital contributions to our subsidiary.  Any loans to our subsidiary are subject to Chinese regulations.  For example, loans by us to our subsidiary in China, which are foreign-invested enterprises, to finance its activities cannot exceed statutory limits and must be registered with SAFE.

We may also decide to finance our subsidiary by means of capital contributions. The Ministry of Foreign Commerce or its local counterpart and SAFE must approve these capital contributions. We cannot assure you that we will be able to obtain these government approvals on a timely basis, or if at all, with respect to future capital contributions by us to our subsidiary. Furthermore, we cannot assure you that once necessary approvals are obtained, that we will be able to maintain them. If we fail to receive such approvals or maintain them, our ability to capitalize our Chinese operations may be negatively affected, which could adversely affect our subsidiary’s liquidity and our ability to fund and expand our business.

A return to profit repatriation controls may limit the ability to expand business and reduce the attractiveness of investing in Chinese business opportunities. PRC law allows enterprises owned by foreign investors to remit their profits, dividends and bonuses earned in the PRC to other countries, and the remittance does not require prior approval by SAFE. SAFE regulations required extensive documentation and reporting, some of which was burdensome and slowed payments. If there is a return to payment restrictions and reporting, the ability of a Chinese company to attract investors will be reduced. Also, current investors may not be able to obtain the profits of the business in which they own for other reasons. Relevant PRC law and regulation permit payment of dividends only from retained earnings, if any, determined in accordance with PRC accounting standards and regulations. It is possible that the PRC tax authorities may require changes in the income of the company that may limit its ability to pay dividends and other distributions to shareholders. PRC law requires companies to set aside a portion of net income to fund certain reserves, which amounts are not distributable as dividends. These rules and possible changes could restrict our subsidiary from repatriating funds to us, and ultimately, our shareholders as dividends.

The economy of China has been experiencing unprecedented growth and this has resulted in some inflation.  If the Chinese government tries to control inflation by traditional means of monetary policy or returns to planned economic techniques, our business will suffer a reduction in sales growth and expansion opportunities.  The rapid growth of the Chinese economy has resulted in higher levels of inflation. If the government tries to control inflation, it may have an adverse effect on the business climate and growth of private enterprise in the PRC. An economic slow down will have an adverse effect on our sales and may increase costs. On the other hand, if inflation is allowed to proceed unchecked, our subsidiary’s costs would likely increase, and there can be no assurance that it would be able to increase its prices to an extent that would offset the increase in its expenses.

As we have limited business insurance coverage in China, any loss that we suffer in China may not be insured or may be insured to only a limited extent.  The insurance industry in China is still in an early stage of development and insurance companies located in China offer limited business insurance products. In the event of damage or loss to our properties in China, our insurance may not provide adequate coverage in the event of loss or damage to our property.

We are subject to international economic and political risks over which we have little or no control and may be unable to alter our business practice in time to avoid the possibility of reduced revenues. Our business is conducted in China.  Doing business outside the United States, particularly in China, subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation.  We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore,  we may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

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

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively. The RMB is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our Chinese subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of SAFE. However, the relevant Chinese government authorities may limit or eliminate their ability to purchase foreign currencies in the future. Since a significant amount of our future revenues will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

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

Fluctuation in the value of the RMB may reduce the value of your investment. The change in value of the RMB against the U.S. dollar, Euro and other currencies is affected by, among other things, changes in China’s political and economic conditions.  On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the US dollar.  Under the current policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in a greater fluctuation range between RMB and the U.S. dollar.  There remains significant international pressure on China to adopt a more flexible and more market-oriented currency policy that allows a greater fluctuation in the exchange rate between the RMB and the US dollar. Accordingly, we expect that there will be increasing fluctuations in the RMB exchange rate against the US dollar in the near future.  Any significant revaluation of the RMB may have a material adverse effect on the value of, and any dividends paid on, our common stock in US dollar terms.

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

Risks Related to Our Securities

We need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all. Capital requirements are difficult to plan in our rapidly changing industry. We expect that we will need additional capital to fund our future growth.

Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

•	Investors' perceptions of, and demand for, companies in our industries;
•	Investors' perceptions of, and demand for, companies operating in the PRC
•	Conditions of the US and other capital markets in which we may seek to raise funds;
•	Our future results of operations, financial condition and cash flows;
•	Governmental regulation of foreign investment in companies in particular countries;
•	Economic, political and other conditions in the US, the PRC, and other countries; and
•	Governmental policies relating to foreign currency borrowings.

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

Shares of our common stock lack a significant trading market. Shares of our common stock are not eligible as yet for trading on any national securities exchange.  Our common stock may be quoted in the over-the-counter market on the OTC Bulletin Board, the OTC Markets OTCQB or in what are commonly referred to as "pink sheets."  These markets are highly illiquid.  Although we intend to apply for listing of our common stock on an exchange, there can be no assurance if and when the initial listing criteria could be met or if such application would be granted, or that the trading of the common stock will be sustained.  There is no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained.  In addition, there is a greater chance for market volatility for securities that are quoted on the OTC Markets OTCQB as opposed to securities that trade on a national exchange.  This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume.  As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the common stock or to obtain coverage for significant news events concerning us, and the common stock would become substantially less attractive for margin loans, for investment by financial institutions and as consideration in future capital raising transactions or other purposes.

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

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders. Our articles of incorporation authorize the issuance of up to 100,000,000 shares of common stock, par value $.00001 per share, and up to 100,000,000 shares of preferred stock, par value $.00001 per share.  There are approximately 90,316,091 authorized and unissued shares of our common stock and 100,000,000 shares of our preferred stock that have not been reserved and are available for future issuance.  Although we have no commitments as of the date of this offering to issue our securities, we may issue a substantial number of additional shares of our common stock, to complete a business combination or to raise capital.  The issuance of additional shares of our common stock:

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

Revenues of the Company.  The Company is a holding company and does not conduct any business operations. The Company must rely on capital that it raises from the sale of stock and dividends paid by its Chinese subsidiary to fund the Company’s operating expenses. Therefore, there can be no assurances that the Company will have the funds available to satisfy its obligations. We currently expect that the earnings and cash flow of our subsidiary will primarily be retained and used by us in its operations.  Therefore, it is unlikely that the Company will declare or pay cash dividends or make distributions to our shareholders. See “Risks Related to our Securities—We currently do not intend to pay dividends on our common stock, and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.”

Risks Related to Acquisition of Chinese Companies.

Risks attendant to acquisitions. The Company has acquired Hainan Jien, a Chinese company.  Other companies will be sought as investment targets, and there is no limit as to the number of companies that we may acquire. Because the Company has yet to engage in any definitive negotiations with any such target companies, there is no available information regarding these companies.  Acquisitions involve a number of special risks, including: failure of the acquired business to achieve expected results; diversion of management’s attention; failure to retain key personnel of the acquired business; the need by the acquired business to obtain additional financing which if necessary and available, could increase leverage, dilute equity, or both; the potential negative effect on the financial statements of the Company from the increase in goodwill and other intangibles; and the high cost and expenses of completing acquisitions and risks associated with unanticipated events or liabilities.  These risks could have a material adverse effect on the business, results of operations and financial condition of the Company.  The Company expects to face competition for acquisition candidates, which may limit the number of opportunities to acquire companies and may lead to higher acquisition prices.  The Company cannot assure investors that it will be able to identify, acquire, or manage profitably additional businesses or to integrate successfully any acquired businesses into its existing business without substantial costs, delays or other operational or financial difficulties.  In addition, the Company may inadvertently assume unknown liabilities in acquisitions that it has completed or plans to complete. The Company’s assumption of unknown liabilities in acquisitions may harm the financial condition and operating results of the Company. Acquisitions may be structured in such a manner that would result in the assumption of unknown liabilities not disclosed by the seller or not discovered during pre-acquisition due diligence. These obligations and liabilities could harm the financial condition and operating results of the Company.

Market risks. An investor in a private equity transaction (such as the Company's acquisition of Hainan Jien) generally determines the terms of the investment based upon financial projections for the target company. Projected operating results for such companies will normally be based primarily on judgments of the management of those companies. In all cases, projections are only estimates of future results based upon assumptions made at the time the projections are developed. There can be no assurance that the projected results will be obtained, and actual results may vary significantly from the projections. General economic conditions or other factors that are not predictable and can have a material adverse impact on the reliability of projections.  For any given investment, total loss of invested capital is possible.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

Our properties are located primarily in Haikou City in Hainan Province, PRC as described below.

Hainan Jien

JIEN’s headquarters and manufacturing facilities are located in the Northern part of Hainan Province, Haikou City.  On November 9, 2009, the company signed a lease contract with Hainan North Star Information Service Company.  The lease term is for 36 months, expiring on November 7, 2012.  The total area of our facility is approximately 1,100 square meters and our monthly rent is 21 RMB per square meter ($3,552 total per month), payable in monthly installments.

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

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

Market Information

Through February 10, 2010, our common stock was quoted on the OTC.BB under the symbol “EVRS.” Our common stock was quoted on the OTC.BB under the symbol CVGC.OB until September 3, 2010. Our common stock ceased quotation on the OTC.BB because, pursuant to Rule 15c2-11 promulgated under the Exchange Act, September 3, 2010 was the conclusion of a four consecutive business day period where a broker or dealer did not maintain bid and ask quotations in our common stock within the OTC.BB interdealer quotation system. Currently, our common stock is quoted on the OTC Markets OTCQB middle-tier exchange for reporting companies. We intend to resume quotation on the OTC.BB. The following table sets forth, for the periods indicated, the quarterly high “bid” and low “ask” quotations for our common stock as reported by the OTC.BB and OTCQB. These quotations represent inter-dealer prices and may not represent actual transactions.

	For the Year Ended December 31,
	2010		2009
	High	Low	High	Low
First Quarter	2.70	1.10	n/a	n/a
Second Quarter	3.10	2.25	n/a	n/a
Third Quarter	2.80	2.60	n/a	n/a
Fourth Quarter	2.60	1.50	n/a	n/a

During the prior two most recent fiscal years there was an absence of an established trading market for our stock.  On March 31, 2011, the closing price of our common stock as reported on the OTCQB was $1.50.

Holders

As of March 31, 2011, there were 9,683,909 shares of our common stock outstanding held by approximately 75 shareholders of record.  The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Securities Authorized for Issuance under Equity Compensation Plans

We adopted the Covenant Group of China Inc. Long-Term Incentive Plan in April 2010 by majority written consent of our shareholders.  Prior to that time, we did not have a formal equity compensation plan in effect for our employees or directors.

Outstanding Equity Awards at December 31, 2010

The following table sets forth information with respect to holdings of stock options and restricted stock awards by the named executives officers at December 31, 2010:

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Number of Shares or Units of Stock that Have Not Vested (1) (#)	Market Value of Shares or Units of Stock That Have Not Vested (2) ($)
Fredric W. Rittereiser	—	—	—	—	—
K. Ivan F. Gothner	—	—	—	—	—
Kenneth Wong	—	—	—	—	—
Justin D. Csik	—	—	—	50,000	75,000

(1)	Restricted stock vests over a period of three years: 20% on the first anniversary of the date of grant, and 25% on the second anniversary and 55% on the third anniversary.
(2)	The market value is based on the closing price of our common stock on December 31, 2010 of $1.50 multiplied by the number of outstanding shares.

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On February 23, 2011, the Company entered into a bridge loan agreement for short-term financing with Walston Dupont Global Advisors LLC.  As additional consideration for entering into the bridge loan agreement, the Company agreed to issue a warrant to purchase up to 18,000 shares of the Company’s common stock at a $2.00 strike price over a 2-year term. The issuance of such warrant was exempt from the registration requirements of the Securities Act pursuant to the exemption provided under Section 4(2) of the Securities Act.

On November 24, 2010, the Company entered into a bridge loan agreement for short-term financing with Sui Generis Capital Partners LLC.  As additional consideration for entering into the bridge loan agreement, the Company agreed to issue a warrant to purchase up to 6,000 shares of the Company’s common stock at a $2.50 strike price over a 2-year term. The issuance of such warrant was exempt from the registration requirements of the Securities Act pursuant to the exemption provided under Section 4(2) of the Securities Act.

On November 15, 2010, the Company’s board authorized the issuance of 200,000 restricted shares of the Company’s common stock to our employees and advisory board members.  These shares are subject to a 3-year vesting schedule, whereby 20% of the shares shall vest on the first anniversary of the date of grant, 25% shall vest on the second anniversary and 55% shall vest on the third anniversary.  The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to the exemption provided under Section 4(2) of the Securities Act.

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

 Overview

We are a holding company engaged in the business of acquiring equity interests in private companies based and operating in the PRC and providing value-oriented services in the areas of strategic planning, business development, mergers and acquisitions assistance, and board and/or advisory board service.  We believe that equity investments in China present one of the most attractive global investment opportunities available in the coming four to seven years.  We plan to focus on growth company acquisitions located in China.

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

Prior to our acquisition of Covenant Holdings, we were in the development stage and had minimal business operations. We had no interest in any property, but had the right to conduct mineral exploration activities on 471 acres located in southern British Columbia, Canada pursuant to an agreement with the former majority shareholder of the Company.  In connection with the acquisition of Covenant Holdings, the shareholder terminated the Company’s mineral exploration rights, and he agreed to surrender 5,000,000 shares of the Company’s common stock in exchange for $100,000 and a promissory note from the Company in the principal amount of $190,000, $90,000 of which the Company has prepaid.  The shareholder surrendered 4,500,000 shares of our common stock and agreed to surrender his remaining 500,000 shares upon full payment of the promissory note by the Company.  On March 25, 2010, the shareholder and the Company entered into an agreement pursuant to which the shareholder agreed to cancel the promissory note and surrender his remaining 500,000 shares in exchange for the Company issuing to him 300,000 shares of common stock of the Company.  On May 13, 2010, the shareholder and the Company entered into an agreement pursuant to which the shareholder agreed to reduce the number of shares that he will receive from 300,000 to 70,000.  See “History”.

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

Under the stock acquisition and reorganization agreement between the Company and Hainan Jien, the Company agreed to make a capital contribution of $2,500,000 to Hainan Jien. On August 27, 2010, the Company entered into an agreement with Hainan Jien and its former shareholders pursuant to which Hainan Jien and such shareholders agreed to arrange for the official transfer of the shares of Hainan Jien from such shareholders to the Company in the PRC.  The Company paid $150,000 to such shareholders on October 21, 2010 and invested $350,000 in Hainan Jien upon completion of the registration of Hainan Jien's shares in the name of the Company in China on November 17, 2010.  In addition, the Company has agreed to use its best efforts to invest an additional $825,000 in Hainan Jien on or before October 31, 2010 and another $1,175,000 on or before January 31, 2011.  The parties have agreed that in the event the Company fails to make such capital contributions to Hainan Jien, the former shareholders will have no right to have the shares of stock of Hainan Jien returned to them.  As of March 31, 2011, the Company has not made any further investment in Hainan Jien.

The Company intends to rely on a private placement of convertible preferred stock and other private offerings to provide the funding for the remaining $2,000,000 that the Company has agreed to contribute to Hainan Jien. Additionally, to the extent the Company has the ability to sell shares under its Equity Credit Agreement with Southridge Partners II, LP at or prior to the time that any obligation to make capital contributions to Jien remains outstanding, the Company may use the sale of shares under the Equity Credit Agreement to provide such funding, though it is too early for the Company to determine how much, if any, funds will be accessed via the Equity Credit Agreement for this purpose.

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

As a result of the termination and rescission of the agreement, the Company has transferred all of the shares of capital stock of Chongqing Sysway to the prior owners of Chongqing Sysway and the 1,400,000 shares of common stock of the Company issued in exchange for the shares of capital stock of Chongqing Sysway have been returned to the Company and treated as treasury shares.  This transaction returned the Company, Chongqing Sysway, and the prior owners of the capital stock of Chongqing Sysway to their status prior to the completion of the acquisition by the Company of the capital stock of Chongqing Sysway on December 24, 2009.

The assets and liabilities of Chongqing Sysway and the results of operations of Chongqing Sysway are reflected in the consolidated financial statements of the Company as discontinued operations. As a result, the consolidated results of operations of Covenant Group of China from inception (June 10, 2009) through December 31, 2009 reflect the results of operations of Jien but exclude the results of operations of Chongqing Sysway as if the rescission of Chongqing Sysway acquisition occurred on July 1, 2009.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 of our 2010 consolidated audited annual financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

The Company derives the majority of its revenue from the supply and installation of surveillance and security equipment and systems under fixed price contracts.  The Company recognizes revenue based on the percentage of completion method as work on the contract progresses, in accordance with Statement of Position (SOP) 81-1 (codified in FASB ASC Topic 605-35).  The Company measures progress on a contract using the input method based on the ratio of costs incurred to total estimated costs.  The revenue recognized is the percentage of total estimated income that incurred costs to date bear to estimated total costs.

Most of the major contracts are bundled with a post-installation service for duration of 1 to 3 years depending on customers’ requests. There is no general right of return. During this period, customers are entitled to exchange defective parts for a new part, but are not entitled to a refund.

The Company subcontracts most of its major projects to third party subcontractors who supply both the equipment and parts and provide installation service. The Company is the primary obligator in the arrangement, takes title to the equipment and has the general inventory risk; thus the Company is considered the principal and the revenue is recorded gross in accordance with FASB ASC 605-45.  The Company provides its customers with warranties for both the products and the services; however, this warranty obligation is mitigated by warranties to the Company from the product manufacturers and warranties to the Company from the third party service providers. Thus the Company has no substantial performance obligation once the installation is completed and accepted by the customers. Accordingly, the earnings process is considered completed upon completion of the project.  In cases where the subcontractors provide a shorter warranty period than that requested by the customers, the Company will service the customers itself, as the Company has a core team of engineers and technicians to handle this part of the service.  In such cases, the warranty service is inconsequential to the contract as a whole and the estimated potential warranty cost is accrued.

Sales revenue represents the invoiced value of goods and services, net of value-added tax (VAT).  Jien became a general tax payer on February 1, 2010, and as of this date, all of the Company’s products sold in the PRC are subject to a fixed VAT rate of 17% of the gross sales price, which can be offset by VAT incurred by the Company on its purchases. Prior to February 2010, the Company was a small business and subject to a fixed VAT rate of 4% in 2008 and 3% in 2009, which cannot be offset by VAT incurred on purchases. Only sales of goods are subject to VAT. Revenue from installation contracts is subject to a 3% business tax, which is reflected in the cost of goods sold.

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

SFAS 131 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted in one industry segment. The Company consists of one reportable business segment.  Most of the Company’s assets are located in the PRC, except US bank accounts for Covenant Holdings, Covenant Group of China, and Pandaz Delaware, and $25,000 of intangible assets that belong to Pandaz Delaware.

RESULTS OF OPERATIONS

For the years ended December 31, 2010 and 2009

The following table presents the actual consolidated results of operations of Covenant Group of China for the year ended December 31, 2010 as compared to the pro forma consolidated results of operations of Covenant Group of China for the year ended December 31, 2009 as if the acquisition of Hainan Jien occurred on January 1, 2009, indicated as a percentage of net sales.  The pro forma consolidated results of operations of Covenant Group of China for the year ended December 31, 2009 exclude the results of operations of Chongqing Sysway.

	2010			2009 (Pro Forma)
	$		% of Sales	$		% of Sales
Sales		7,190,215			6,758,243
Cost of sales		5,575,183	78%		5,239,587	78%
Gross Profit		1,615,032	22%		1,518,656	22%
Operating Expenses		1,289,331	17%		992,829	15%
Income from Operations		325,701	5%		525,827	7%
Other Expenses, net		(190,742)	(3)%		(291,422)	(4)%
Net Income		134,959	2%		234,405	3%

NET REVENUES

Net revenues for 2010 were $7,190,215, as compared to net revenues of $6,758,243 for 2009, an increase of $431,972, or approximately 6%. The increase was mainly attributable to the new contracts obtained by Jien in 2010, such as for the Baishamen Holiday Village, Jingrui Real Estate Development Company, the General Office of the Peoples Government of Haikou Municipality, the Government Affairs Center, Hainan Province National Security Department and Haikou City Prison.  We recognize revenue by using the percentage of completion method for each project, which is determined based on actual cost incurred in proportion to the total estimated cost to complete.  In relation to our revenue recognition policy, progress on our projects typically proceeds faster during the beginning stages of projects than during later stages.

COST OF REVENUES

Cost of revenues included material costs, labor costs and related overhead, which are directly attributable to our provided services. For 2010, cost of revenues amounted to $5,575,183, or approximately 78% of net revenues, as compared to cost of revenues of $5,239,587, or approximately 78% of net revenues for 2009. The cost of revenue as a percentage of net revenue stayed the same primarily due to our continued efficient control and allocation of labor costs and the selective outsourcing of certain projects, despite an increase in the cost of materials and labor during 2010.

GROSS PROFIT

Gross profit for 2010 was $1,615,032 as compared to $1,518,656 for 2009, an increase of $96,376 or approximately 6%. Gross profit margin was 22% for both 2010 and 2009. This was mainly due to the Company’s cost control efforts.

OPERATING EXPENSES

Operating expenses consisted of selling, general and administrative expenses totaling $1,289,331 for 2010, compared to $992,829 for 2009, an increase of $296,502 or 30%.  The increase in operating expenses was primarily due to increased expenses in audit, legal and consulting fees arising from the Company being a public company as a result of the share exchange at the end of 2009.

Hainan Jien’s operating expense was approximately $574,541 for 2010 as compared to $592,105 for 2009, a decrease of $ 17,564 or 3%. This decrease was mainly attributable to cost savings on travel, rental and advertisement expenses incurred by Jien’s management, as well as a decrease of the tax rate on net sales from 3% in 2009 to 1.76% in 2010.

NET INCOME

For 2010, the Company had net income of $134,959 as compared to net income of $234,405 for 2009, a decrease of $99,446, or approximately 42%. This decrease in net income was mainly due to increased expenses in audit, legal, and consulting fees arising from the Company being a public company, a bad debt allowance expense of $79,000, a one-time, non-cash expense of approximately $23,200 resulting from the settlement of a note payable to the Company’s former majority shareholder in exchange for the issuance of 70,000 shares of the Company’s common stock and non-cash interest expense of approximately $136,000 resulting from amortization of the fair value of warrants that were attached to short term loans. In addition, the Company recorded $46,000 of stock-based compensation to vendors of outsourced services and $55,000 of stock-based compensation to an officer and members of the Company’s advisory board under the Company’s Long-Term Incentive Plan. These expenses were partially offset by the forgiveness of a $130,000 short-term loan.

For year ended December 31, 2010 and from inception (June 10, 2009) to December 31, 2009

The following table presents the actual consolidated results of operations of Covenant Group of China for the year ended December 31, 2010 as compared to the consolidated results of operations of Covenant Group of China for the period from inception (June 10, 2009) through December 31, 2009, indicated as a percentage of net sales.  The consolidated results of operations of Covenant Group of China for the period from inception to December 31, 2009 included the results of operations of Chongqing Sysway as discontinued operations.

	2010			2009 (Since inception)
	$		% of Sales	$		% of Sales
Sales		7,190,215			3,732,408
Cost of sales		5,575,183	78%		2,938,921	79%
Gross Profit		1,615,032	22%		793,487	21%
Operating Expenses		1,289,331	17%		763,329	20%
Income from Operations		325,701	5%		30,158	1%
Other Expenses, net		(190,742)	(3)%		(286,910)	(8)%
Income from discontinued operations, net of tax		-	-		324,053	9%
Net Income		134,959	2%		67,301	2%

NET REVENUES

Net revenues for 2010 were $7,190,215, as compared to net revenues of $3,732,408 for the period from inception (June 10, 2009) through December 31, 2009, an increase of $3,457,807, or approximately 93%. The increase was mainly attributable to the recognition of a full year of revenues during 2010 and new contracts obtained by Jien in 2010, such as for the Baishamen Holiday Village, Jingrui Real Estate Development Company, the General Office of the Peoples Government of Haikou Municipality, the Government Affairs Center, Hainan Province National Security Department and Haikou City Prison.  Revenues from inception through December 31, 2009 were attributable to the recovery of China’s economy as a result of effective economic stimulus by the Central Government as well as the growth and strengthening of our own sales force and our building good government relations.

COST OF REVENUES

Cost of revenue included material costs, labor costs and related overhead, which are directly attributable to our provided services. For 2010, cost of revenues amounted to $5,575,183 or approximately 78% of net revenues, as compared to cost of revenues of $2,938,921, or approximately 79% of net revenues for the period from inception (June 10, 2009) through December 31, 2009. The decrease of cost of revenue as a percentage of net revenue was mainly due to our efficient control and allocation of labor costs and the selective outsourcing of certain projects, despite an increase in the cost of materials and labor during 2010.

GROSS PROFIT

Gross profit for 2010 was $1,615,032 as compared to $793,487 for the period from inception (June 10, 2009) through December 31, 2009, an increase of $821,545, or approximately 104%. Gross profit margin was 22% and 21% for 2010 and the period from inception through December 31, 2009, respectively. This was mainly due to the recognition of a full year of gross profit during 2010 and the Company’s cost control efforts.

OPERATING EXPENSES

Operating expenses consisted of selling, general and administrative expenses totaling $1,289,331 for 2010, compared to $763,329 for the period from inception (June 10, 2009) through December 31, 2009, an increase of $526,002 or 69%. The increase in operating expenses was primarily due to the recognition of a full year of operating expenses during 2010 and increased expenses for audit, legal, and consulting services arising from the Company being a public company as a result of the share exchange at the end of 2009.

JIEN’s operating expense was approximately $574,541 for 2010 as compared to $362,605 for the period from inception (June 10, 2009) through December 31, 2009, an increase of $ 211,936, or 58%.

NET INCOME

For the year ended December 31, 2010, the Company had net income of $134,959 as compared to net income of $67,301 for the period from inception (June 10, 2009) through December 31, 2009, an increase of $67,658, or approximately 101%. This increase in net income was mainly due to the recognition of a full year of net income during 2010 and the growth in revenue. Net income as a percentage of net revenue was 2% for both 2010 and the period of 2009 from inception through December 31, 2010.

 LIQUIDITY AND CAPITAL RESOURCES

For the years ended December 31, 2010 and 2009

As of December 31, 2010, we had cash and cash equivalents of $2,559,528, of which $2,534,161 was held by JIEN. Other current assets were $2,996,547 and current liabilities were $3,277,806.  Working capital was $2,278,269. The ratio of current assets to current liabilities was 1.70:1 at December 31, 2010.

The following table presents the actual summary of cash provided by or used in each of the indicated types of activities of Covenant Group of China for 2010 as compared to the pro forma summary of cash provided by or used in each of the indicated types of activities of Covenant Group of China for 2009 as if the acquisition of Hainan Jien occurred on January 1, 2009.

	2010	(Pro Forma) 2009
Cash provided by (used in):
Operating Activities	$658,811	$(36,670)
Investing Activities	(35,218)	68,101
Financing Activities	912,036	937,493

Net cash flow provided by operating activities was $658,811 during 2010, as compared to net cash flow used in operating activities of $36,670 for 2009. The increase in net cash flow generated in operating activities during 2010 was mainly due to a decrease in retention receivable and other receivables outstanding, a decrease in inventory and an increase in unearned revenue.  Due to an increasingly competitive business environment, Hainan Jien has extended more favorable payment terms to its customers while simultaneously managing the strict credit terms of its suppliers.  JIEN plans to address this difficult business environment through continued cost reduction and negotiating better payment terms with its materials suppliers.

Net cash flow used in investing activities was $35,218 in 2010, compared to net cash generated by investing activities of $68,101 in the comparative period of 2009. The cash used in 2010 was mainly for the acquisition of fixed assets and the cash generated in 2009 was primarily due to cash acquired from the acquisition of Hainan Jien by the Company.

Net cash flow provided by financing activities was $912,036 in 2010 as compared to net cash provided by financing activities of $937,493 in the comparative period of 2009.  In 2010, the Company obtained four bridge loans of $950,000 and repaid a short-term bank loan of $37,964. In 2009, the Company had cash proceeds of $799,870 from the issuance of stock and $137,623 from short-term loans.

For the year ended December 31, 2010 and from inception (June 10, 2009) to December 31, 2009

The following table presents the actual summary of cash provided by or used in each of the indicated types of activities of Covenant Group of China for 2010 as compared to the summary of cash provided by or used in each of the indicated types of activities of Covenant Group of China from inception (June 10, 2009) through December 31, 2009.

	2010	2009 (Since inception)
Cash provided by (used in):
Operating Activities	$658,811	$72,397
Investing Activities	(35,218)	330,565
Financing Activities	912,036	565,805

Net cash flow provided by operating activities was $658,811 during 2010, as compared to net cash flow provided by operating activities of $72,397 for the period from inception through December 31, 2009. The increase in net cash flow generated by operating activities during 2010 was mainly due to a decrease in retention receivable and other receivables outstanding, a decrease in inventory and an increase in unearned revenue and accounts payable outstanding. For the period from inception through December 31, 2009, the cash outflow from continued operations was $646,994; the cash inflow of discontinued operations was $719,391.

Net cash flow used in investing activities was $35,218 in 2010, compared to net cash generated by investing activities of $330,565 in the period of 2009 from inception through December 31, 2010. The cash used in 2010 was mainly for the acquisition of fixed assets, and the cash generated for the period from inception through December 31, 2009 was mainly attributable to $710,552 in cash acquired from the acquisition of JIEN, offset by $413,093 of cash disposed through discontinued operations. For the period from inception through December 31, 2009, cash inflow from continued operations was $297,459; the cash inflow from discontinued operations was $33,106

Net cash flow provided by financing activities was $912,036 in 2010 as compared to net cash provided by financing activities of $565,805 in the period from inception through December 31, 2009. In 2010, the Company obtained four bridge loans of $950,000 and repaid a short-term bank loan of $37,964. In 2009, the Company had cash proceeds of $799,870 from the issuance of stock and $137,623 from short-term loans. For the period from inception through December 31, 2009, the cash inflow from continued operations was $905,433; the cash outflow of discontinued operation was $339,628.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. This standard will be adopted effective January 1, 2011.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. This standard will be adopted effective January 1, 2011.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company intends to adopt the disclosure requirements for any business combinations in 2011.

As of December 31, 2010, there are no other recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. This standard is not currently applicable to the Company.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In January 2010, FASB issued ASU N0. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.  However, we believe those risks to be not material in relation to our operations. We are not a party to any derivative financial instruments.

Interest Rate Risk

As of December 31, 2010, we held no money market securities or short term available for sale marketable securities. Accordingly, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

Credit Risk

We have exposure to the normal credit risk of customers failing to pay their obligations when due.

Item 8.  Financial Statements and Supplementary Data.

Page
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Consolidated Balance Sheet as of December 31, 2010	F-2
Consolidated Statements of Income and Other Comprehensive Income for the year ended December 31, 2010	F-3
Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2010	F-4
Combined Statements of Cash Flows for the year ended December 31, 2010	F-5
Notes to Combined Financial Statements	F-6 to F-18

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our president and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Disclosure controls and procedures are those controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and (2) accumulated and communicated to management, including our president and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our president and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10K.

With respect to ineffective disclosure controls and procedures, the board and management of the Company determined that engaging an independent, third-party consultant to evaluate the internal controls of the Company’s Chinese operating subsidiary was necessary to assist management with performing its 2010 assessment on internal control over financial reporting.  Accordingly, because it required additional time to evaluate and select a third party consultant to review the internal controls of our operating subsidiary, management was unable complete its 2010 assessment on internal control over financial reporting and finalize the Company’s financial statements by the required deadline to file our Annual Report on Form 10K.  In addition, the material weaknesses in our internal control over financial reporting identified during the year ended December 31, 2010 and discussed below contributed to the ineffectiveness of our controls and procedures as of such date.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles of the United States (“ US GAAP”).  Internal control over financial reporting includes policies and procedures that:

1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and/or our board of directors; and

3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the interim or annual consolidated financial statements.

Under the supervision and with the participation of our president and chief financial officer, management conducted an evaluation of the effectiveness of Covenant’s (comprised of our US holding company and our operating subsidiary, Hainan Jien) internal control over financial reporting as of December 31, 2010.  Based on this evaluation, our management concluded that our internal control over financial reporting was not effective due to the material weaknesses described below.

Material Weaknesses and Remediation

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified are:

1)
Inconsistencies between established policies and procedures and actual practices by employees of operating subsidiary that relate to the provision for doubtful debt/bad debt write-off, cost recognition, quotation and supplier selection, invoice management, and contract management;

2)
Too few adequately trained financial management staff to follow-up on established policies and procedures and to ensure the accurate, contemporaneous and complete recordation of complex financial transactions without outside assistance;

3)	Ineffective controls over segregation of key duties to reduce the likelihood of errors; and

4)	Ineffective controls concerning access rights to and authorization rights within our operating subsidiary’s accounting system.

With respect to the control deficiencies noted above, a material misstatement to our financial statements could result.  Accordingly, management has determined that the four control deficiencies described above constitute material weaknesses.

As part of its remediation plan, the Company anticipates working further with its independent third-party consultants to conduct regular internal control audits and to seek consultation on the improvement of the Company’s internal controls. Additionally, the Company utilizes an outside CPA firm to assist the Company with the preparation of its financial statements in accordance with US GAAP.  As a result, the Company plans to further utilize its outside CPA firm to assist it with the improvement of the accounting practices, policies and procedures of our operating subsidiary. With regard to the specific material weaknesses stated above, the following remediation measures are planned:

1)	Review and enhance existing policies and procedures to ensure consistency and educate employees as to stated policies to improve implementation and compliance, namely:

•	Establish a month-end closing checklist to ensure all responsible employees are aware of their responsibilities and to track the completion of required tasks;

•
Continue to work with the Company’s outside CPA firm to further formalize our operating subsidiary’s regular assessment and review of uncollectible accounts receivable as it relates to the Company’s policy for doubtful debt/bad debt write-off;

•	With the assistance of the Company’s outside CPA firm, better establish more formalized procedures for the collection of all project cost information;

•	Standardize procurement procedures to ensure quotation and supplier/sub-contractor selection procedures follow our operating subsidiary’s stated policies;

•	Ensure the strict enforcement of operating subsidiary policy to request tax invoices for all purchases from suppliers and maintain purchase and tax invoices for all purchases;

•	Execute our operating subsidiary’s contract management system in accordance with its stated contract management policies;

2)
Support financial management of operating subsidiary with additional competent staff, maintain further cooperation of financial management with the Company’s outside CPA firm and encourage additional training of financial management on US GAAP and IFRS concepts;

3)
Ensure proper segregation of duties within operating subsidiary with regard to the custody of assets, the authorization of related transactions affecting those assets, and the recordation and reporting of the related transactions; and

4)	Reassign access and authorization rights in operating subsidiary’s accounting system and employ system security measures to restrict access to non-authorized employees and others.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which permits the Company to discuss only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

As a result of the termination of our acquisition of Chongqing Sysway on April 30, 2010, there were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2010 that are reasonably likely to materially affect our internal control over financial reporting.   See “Termination of our Acquisition of Chongqing Sysway.”  Since the Company had two Chinese operating subsidiaries prior to the termination of the Chongqing Sysway acquisition (the assets and liabilities of Chongqing Sysway were reflected as discontinued operations of the Company as of December 31, 2009), our internal control framework as well as the scope of management’s assessment of internal control over financial reporting was reduced as a result of the termination to comprise only that of the Company’s US holding company and its sole Chinese operating subsidiary, Hainan Jien.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

As of December 31, 2010, the directors and executive officers of Covenant were:

Name	Age	Position
Fredric W. Rittereiser	74	Chairman of the Board of Directors
Kenneth Wong	55	President and Director
K. Ivan F. Gothner	52	Director
Justin D. Csik	28	General Counsel, Chief Financial Officer and Secretary

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

Prior to his principal role at Ashton Technology, Mr. Rittereiser served as a special consultant to Booz Allen and Hamilton, a global strategy and technology-consulting group, from 1991 to 1993.  Previously, he was the former President and Chief Operating Officer of Instinet Corporation since 1983, which became one of the world’s leading electronic securities trading firms. Under his leadership, the company evolved into a highly efficient continuous electronic communications network or ECN that allowed institutions and dealers to negotiate securities trades anonymously.  Mr. Rittereiser successfully negotiated the sale of Instinet to the Reuters Group in 1987.  From 1973 until 1980, he served as the NASD representative on the National Market System Committee responsible for negotiated rates, developing market linkages in the U.S., promoting price competition and endorsing NASDAQ as the electronic market for growth companies and new issues.

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

The Board of Directors and Committees

Currently, Messrs. Rittereiser and Gothner qualify as “independent” directors, but Mr. Wong does not qualify as an “independent” director, as that term is defined by the listing standards of The NASDAQ Stock Market and SEC rules.  The Company intends to maintain a majority of independent directors.  The board’s composition (and that of its eventual committees) will be subject to the corporate governance provisions of its primary trading market, including the requirements related to independent directors in accordance with the Sarbanes-Oxley Act of 2002, and regulations adopted by the SEC pursuant thereto.

Audit Committee

We intend to establish an audit committee of the board of directors, which will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  The audit committee’s duties would be to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles.  The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

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

Director Compensation

The following table provides information concerning the compensation of our non-executive directors for the period from January 1, 2010 through December 31, 2010.

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

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors and persons who own more than ten percent (10%) of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and ten percent (10%) shareholders are also required by applicable SEC rules to furnish to us copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, we believe that during 2010 all reporting persons timely complied with all filing requirements applicable to them.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table shows the compensation of each of our named executives in 2010. Our named executives are:  our president, Mr. Wong; and our general counsel, chief financial officer and secretary, Mr. Csik.

Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards		Total Compensation

Kenneth Wong	2010	$0	$0	$0		$0
President	2009	0	0	0		0
	2008	N/A	N/A	N/A		N/A

Justin D. Csik	2010	105,000	0	75,000	*	180,000
General Counsel, Chief Financial Officer and Corporate Secretary	2009	15,000	0	0		15,000
	2008	N/A	N/A	N/A		N/A

* 50,000 shares were issued under the Long-Term Incentive Plan on November 15, 2010 (“Grant Date”); the vesting schedule for this issuance is as follows:  20% on the first anniversary of the Grant Date; 25% on the second anniversary of the Grant Date; 55% on the third anniversary of the Grant Date; the market value is based on the closing price of our common stock on December 31, 2010 of $1.50 multiplied by the number of outstanding shares.

Compensation paid to our named executives in 2010 consisted solely of cash salary and a restricted stock award of 50,000 shares to Mr. Csik under the Company’s Long-Term Incentive Plan.  In the future, our named executive officers may be eligible to receive other forms of compensation.

Long-term equity incentive awards may be granted to retain executives, build executive ownership and align compensation with the achievement of our long-term financial goals, creating shareholder value and achieving strategic objectives as measured over multi-year periods.

Executives are eligible for equity awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance grants under the Covenant Group of China Inc. 2010 Long-Term Incentive Plan. Awards are made at the discretion of the Board (or the Compensation Committee, when formed). The number of shares awarded to any individual depends on individual performance, salary level and competitive data, and the impact that such employee’s productivity may make to shareholder value over time. In addition, in determining the number of stock options, stock appreciation rights, restricted shares, restricted stock units or performance shares to grant to each executive, the Board reviews the current ownership interest of each executive to determine whether or not an additional grant will incentivize that individual to make a long term commitment to remain with Covenant. By giving executives an equity interest in Covenant, the value of which depends upon stock performance, we seek to further align management and shareholder interests.  During 2010, with the exception of a restricted stock award Mr. Csik, we determined that it was not necessary to grant equity awards to our named executives because each of them held a number of shares of our common stock sufficient to align their respective interests and commitments with those of our shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information, as of March 31, 2011, concerning (a) each person that is known to us to be the beneficial owner of more than 5% of the Company’s common stock; (b) each of our named executives; (c) each director; and (d) all of the directors and executive officers as a group. Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent spouses share authority under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC. At the close of business on March 31, 2011, we had 9,683,909 shares of common stock outstanding.  In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of March 31, 2011 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name of Beneficial Owner 5% Shareholders:	Number of Shares Beneficially Owned(1)		Percentage Beneficially Owned(2)

Ma Bing Feng HaiNan JIEN Intelligent Engineering Co. Floor 6, No.38 DaTong Road, Fortune Centre, Haikou City, Hainan Province, China 570102	810,000		8.4%

Dai Qing Hua HaiNan JIEN Intelligent Engineering Co. Floor 6, No.38 DaTong Road, Fortune Centre, Haikou City, Hainan Province, China 570102	540,000		5. 6%

Sheng Zhou/Sunrise Capital International, Inc./Good Energy Enterprise, Ltd. Unit 2309-2310, South Tower, World Trade Centre, Huanshi Road, Guangzhou, China 510095	1,100,909		11.4%

Directors and Executive Officers:

Fredric Rittereiser	0		*

Kenneth Wong	300,000		3.1%

K. Ivan F. Gothner	250,000		2. 6%

Justin D. Csik	150,000	(3)	1.5%

All Directors and named Executive Officers as a group (4 persons)	700,000		7.2%

*	Represents less than 1% of the shares outstanding.

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.  Unless otherwise noted, we believe that all person named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)	Based on 9,683,909 shares of common stock issued and outstanding as of March 31, 2011.

(3)
50,000 shares were issued under the Long-Term Incentive Plan on November 15, 2010 (“Grant Date”); the vesting schedule for this issuance is as follows:  20% on the first anniversary of the Grant Date; 25% on the second anniversary of the Grant Date; 55% on the third anniversary of the Grant Date.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14.  Principal Accounting Fees and Services.

Our board selected the firm of Morison Cogen LLP (“Morison Cogen”) as the independent registered certified public accounting firm to audit the books and accounts of the Company and its subsidiaries for the fiscal year ended December 31, 2010.  This firm has served as the independent public accountants for the Company since 2009.

The following table sets forth fees billed to us by Morison Cogen for professional services rendered for 2010 and 2009:

	2010	2009
Audit Fees	$179,512	$90,000
Audit-Related Fees	0	0
Other	7,100	0
Tax	0	0

Total	185,612	90,000

Audit Fees

This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements for fiscal years 2010 and 2009, respectively, and for services that are normally provided by Morison Cogen in connection with statutory and regulatory filings or engagements for the relevant fiscal year.

Audit-Related Fees

This category includes the aggregate fees billed during the period for fiscal years 2010 and 2009, respectively, for assurance and related services by Morison Cogen that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for due diligence, consulting with respect to our reports under the Securities Exchange Act of 1934 and agreed-upon procedure reports.

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

(a)(1) Financial Statements

See Item 8, “Financial Statements and Supplementary Data.”

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

COVENANT GROUP OF CHINA INC.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Covenant Group of China Inc.

We have audited the accompanying consolidated balance sheets of Covenant Group of China Inc. and Subsidiaries (“the Company”) as of December 31, 2010 and 2009, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/Morison Cogen LLP

Bala Cynwyd, Pennsylvania
April 15, 2011

COVENANT GROUP OF CHINA INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS

CURRENT ASSETS
Cash and equivalent	$2,559,528	$969,271
Restricted cash	61,714	-
Accounts receivable, net	2,426,295	2,156,112
Retentions receivable	242,298	344,428
Other receivables	170,069	234,066
Prepayment and deposits	32,367	98,537
Inventories	48,491	102,950
Deferred compensation asset	15,313	-

Total current assets	5,556,075	3,905,364

NON-CURRENT ASSETS
Retentions receivable	150,996	146,451
Property, plant and equipment, net	20,019	21,794
Goodwill	572,020	572,020
Intangible assets	18,750	-

Total non-current assets	761,785	740,265

Assets of discontinued operations	-	4,162,726

Total assets	$6,317,860	$8,808,355

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$-	$37,638
Note payable	-	100,000
Accounts payable	1,322,651	983,656
Unearned revenue	188,745	155,432
Taxes payable	179,743	9,980
Other payables and accrued liabilities	283,352	438,774
Dividend payable	493,101	478,260
Loans payable, net of unamortized discount on warrants	810,214	-

Total current liabilities	3,277,806	2,203,740

Liabilities of discontinued operations	-	1,616,586

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITIY
Common stock, $0.00001 par value, 20,000,000 shares authorized, 11,083,909 shares issued and 9,683,909 shares outstanding as of December 31, 2010, and 11,480,909 shares issued and outstanding as of December 31, 2009 respectively	97	115
Additional paid-in capital	5,957,090	5,572,018
Statutory surplus reserve	170,731	67,737
Accumulated deficit	(375,507)	(647,735)
Accumulated other comprehensive income (loss)	75,696	(4,106)
	5,828,107	4,988,029

Less: treasury stock, at cost; 1,400,000 shares of common stock	(2,788,053)	-

Total stockholders' equity	3,040,054	4,988,029

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,317,860	$8,808,355

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT GROUP OF CHINA INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR YEAR ENDED DECEMBER 31, 2010 AND FROM INCEPTION (JUNE 10, 2009) TO DECEMBER 31, 2009

	2010	2009

NET SALES	$7,190,215	$3,732,408

COST OF SALES	5,575,183	2,938,921

GROSS PROFIT	1,615,032	793,487

OPERATING EXPENSES
Selling expenses	87,789	43,260
General and administrative expenses	1,201,542	720,069

Total Operating Expenses	1,289,331	763,329

INCOME FROM OPERATIONS	325,701	30,158

OTHER INCOME (EXPENSES)
Other income	2,567	4,287
Acquisition related cost	(150,000)	(290,000)
Income (Loss) on settlement of debt	106,800	-
Interest expense	(150,109)	(1,197)

Total Other Expenses, net	(190,742)	(286,910)

INCOME (LOSS) FROM CONTINUING OPERATIONS	134,959	(256,752)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	-	324,053

NET INCOME	134,959	67,301

OTHER COMPREHENSIVE INCOME
Foreign currency translation	79,802	(3,955)

COMPREHENSIVE INCOME	$214,761	$63,346

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	9,775,791	8,940,718

BASIC AND DILUTED NET INCOME PER SHARE	$0.01	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT GROUP OF CHINA INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR YEAR ENDED DECEMBER 31, 2010 AND FROM INCEPTION (JUNE 10, 2009) TO DECEMBER 31, 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$134,959	$(256,752)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	18,750	23,324
Change in allowance for doubtful accounts	(54,753)	50,378
Bad debts write-off	92,331	-
Forgiveness of bridge loan	(130,000)	-
Loss on disposal of fixed assets	116	-
Loss on settlement of debt	23,200	-
Stock compensation expense	54,583	-
Deferred compensation	45,938	-
Accretion of discount on loans payable	136,235	-
(Increase) decrease in current assets:
Accounts receivable	(236,449)	215,593
Retentions receivable	110,371	(218,872)
Other receivables	69,715	(79,713)
Restrict cash	(60,376)	-
Prepayment and deposits	67,726	139,809
Inventory	56,404	31,197
Increase (decrease) in current liabilities:
Accounts payable	301,783	(459,927)
Unearned revenue	27,872	47,109
Accrued liabilities and other payables	(165,372)	256,200
Taxes payable	165,778	(395,340)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUNING OPERATIONS	658,811	(646,994)
NET CASH PROVIDED BY OPERATING ACTIVITIES OF DISCONTINUNED OPERATIONS	-	719,391
NET CASH PROVIDED BY OPERATING ACTIVITIES	658,811	72,397

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	-	710,552
Cash disposed with discontinued operations	-	(413,093)
Acquisition of property & equipment	(35,218)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(35,218)	297,459
NET CASH PROVIDED BY INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	-	33,106
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(35,218)	330,565

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	799,870
Proceeds from short term loans	950,000	105,563
Repayment of short term loan	(37,964)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	912,036	905,433
NET CASH USED IN FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	-	(339,628)
NET CASH PROVIDED BY FINANCING ACTIVITIES	912,036	565,805

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	54,628	504

NET INCREASE IN CASH & EQUIVALENTS	1,590,257	969,271

CASH & EQUIVALENTS, BEGINNING OF PERIOD	969,271	-

CASH & EQUIVALENTS, END OF PERIOD	$2,559,528	$969,271

Supplemental disclosure of cash flow information:
Cash paid for continuing operation during the period for:
Interest paid	$17,080	$1,370

Cash paid for discontinued operation during the period for:
Income tax paid	$-	$866

Supplemental disclosure of non-cash investing activities:
Net assets of discontinued operations	$2,788,053	$-

Supplemental disclosure of non-cash financing activities:
Dividend declared by continuing operations	$-	$478,260
Dividend declared (reversed) by discontinued operations	$(240,263)	$242,851

Cancellation of shares:
Common stock	(5)	-
APIC	5	-

Loan converted into shares:
Loans Payable	$(100,000)	$-
Common Stock	1	-
APIC	123,199	-

Relative fair value of warrants issued with loans payable	$146,021	$-

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT GROUP OF CHINA INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (JUNE 10, 2009) TO DECEMBER 31, 2010

	Common stock
	Shares	Amount	Paid in capital	Statutory reserves	Other comprehensive income	Accumulated (deficit) retained earning	Treasury Stock	Total

Balance at inception (June 10, 2009)	-	$-	$-	$-	$-	$-	$-	$-

Issuance of funder's shares	6,230,000	62	(62)	-	-	-	-	-

Recapitalization on reverse acquisition	2,100,000	21	(21)	-	-	-	-	-

Shares issued in private placement	200,000	2	399,998	-	-	-	-	400,000

Loan converted into shares	200,909	2	399,868	-	-	-	-	399,870

Net income for the year	-	-	-	-	-	67,301	-	67,301

Acquisition of subsidiaries at June 24, 2009	2,750,000	28	4,772,235	67,737	-	-	-	4,840,000

Dividend declared						(715,036)	-	(715,036)

Foreign currency translation loss	-	-	-	-	(4,106)	-	-	(4,106)

Balance at December 31, 2009	11,480,909	115	5,572,018	67,737	(4,106)	(647,735)	-	4,988,029

Purchase of treasury stock cost	(1,400,000)	(14)	14	-	-	-	(2,788,053)	(2,788,053)

Shares issued for services	33,000	0	115,833	-	-	-	-	115,833

Fair value of warrants issued with loans payable	-	-	146,021	-	-	-	-	146,021

Cancellation of shares	(500,000)	(5)	5	-	-	-	-	-

Loan converted into shares amendment	70,000	1	123,199	-	-	-	-	123,200

Net income for the year	-	-	-	-	-	134,959	-	134,959

Transfer to statutory reserves	-	-	-	102,994	-	(102,994)	-	-

Reverse of dividend declared by discontinued operation	-	-	-	-	-	240,263	-	240,263

Foreign currency translation gain	-	-	-	-	79,802	-	-	79,802

Balance at December 31, 2010	9,683,909	$97	$5,957,090	$170,731	$75,696	$(375,507)	$(2,788,053)	$3,040,054

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT GROUP OF CHINA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Covenant Holdings was formed in the State of Delaware on June 10, 2009 to acquire equity interests in private Chinese operating companies and provide these companies with strategic support. The total number of Covenant Holdings shares authorized for issuance is 20,000,000 with 0.00001 par value. Covenant Holdings identified for acquisition certain companies that focus on IT software in government-mandated areas in China, such as security and surveillance. There was no significant activity from June 10, 2009 through December 31, 2009 except for the two acquisitions.

On June 24, 2009, Covenant Holdings entered into a stock acquisition and reorganization agreement with Hainan Jien Intelligent Engineering Co. Ltd. (Jien or Hainan Jien) and its stockholders. Pursuant to the terms of the agreement, Covenant Holdings acquired 100% of the common stock of Jien, representing 100% of its outstanding equity interests, in exchange for 1,350,000 shares of a public shell's common stock, which would acquire all of the rights and obligations of Covenant Holdings.  The acquisition stock price was initially valued at a provisional amount of $2 per share, which was the stock price for Covenant Holdings’ prior private capital raises. The Company changed its valuation stock price to $1.76 per share, which was determined by the volume weighted average stock price for the first day of trading of the Company’s common stock plus all private sales of Covenant Holdings’ common stock prior to the completion of the share exchange with the Company.  Jien was incorporated in Hainan Province, People’s Republic of China (PRC) in 1999.  Jien specializes in the design and installation of security and surveillance infrastructure to protect financial institutions and government agencies, and it also implements intelligent construction projects for commercial customers.

On June 24, 2009, Covenant Holdings entered into a stock acquisition and reorganization agreement with Chongqing Sysway Information Technology Co. Ltd. (Chongqing Sysway) and its stockholders. Pursuant to the terms of the agreement, Covenant Holdings acquired 100% of the common stock of Chongqing Sysway, representing 100% of its outstanding equity interests, in exchange for 1,400,000 shares of a public shell's common stock, which would acquire all of the rights and obligations of Covenant Holdings.  The acquisition stock price was initially valued at a provisional amount of $2 per share, which was the stock price for Covenant Holdings’ prior private capital raises. The Company changed its valuation stock price to $1.76 per share, which was determined by the volume weighted average stock price for the first day of trading of the Company’s common stock plus all private sales of Covenant Holdings’ common stock prior to the completion of the share exchange with the Company.   Chongqing Sysway was incorporated in Chongqing City, Sichuan Province, PRC, in 1999 as a State Owned Enterprise (SOE). Since 2005, Chongqing Sysway has operated as a private enterprise mainly engaged in systems integration services, including computer system installation, website design, and system firewall setup, particularly for the tobacco industry.

For accounting purposes, the effective acquisition date of Jien and Chongqing Sysway is deemed to be July 1, 2009 as the results of any activity from June 24, 2009 through June 30, 2009 were deemed to be immaterial to the financial statements taken as a whole.

On December 24, 2009, Covenant Holdings entered into a share exchange agreement with Covenant Group.  Covenant Group agreed to exchange 9,380,909 shares of its common stock, on a one-for-one basis, for each share of Covenant Holdings shares held of record on the date of the closing. Concurrent with the share exchange agreement, one of Covenant Group’s shareholders agreed to cancel 4,500,000 shares out of 6,600,000 of the total issued and outstanding shares of Covenant Group in exchange for the immediate payment of $100,000.  He further agreed to cancel an additional 500,000 shares upon Covenant Holdings’ payment of the principal due on a note issued to the shareholder in the amount of $190,000, which, together with the $100,000 payment, represented the consideration for the acquisition of the shell company.  As of December 31, 2009, $90,000 of the $190,000 note payable was paid. During the first quarter of 2010, the 500,000 shares were cancelled and the Company issued 300,000 shares to this shareholder in lieu of the payment for the note payable of $100,000. In May of 2010, the Company and this shareholder agreed to revise and reduce the 300,000 shares to 70,000 shares (Note 14).

The share exchange was accounted for as a "reverse acquisition," since the Covenant Holdings shareholders own a majority of the outstanding shares of the Company's common stock immediately following the share exchange.  Covenant Holdings was deemed to be the accounting acquiror in the reverse acquisition.  Consequently, the assets and liabilities and the historical operations that were reflected in the financial statements prior to the share exchange were those of Covenant Holdings and were recorded at the historical cost basis of Covenant Holdings.  The consolidated financial statements after completion of the share exchange would include the assets and liabilities of the Company and Covenant Holdings and the historical operations of Covenant Holdings and operations of the Company from the closing date of the share exchange.  As a result of the issuance of the shares of the Company’s common stock pursuant to the share exchange, a change in control of the Company occurred on the date of the consummation of the share exchange.

The Company's Board of Directors decided on April 30, 2010, to terminate and rescind the Acquisition Agreement with Chongqing Sysway due to several breaches of the agreement by Chongqing Sysway, including the failure of the prior owners of Chongqing Sysway to repay a dividend paid to them by Chongqing Sysway in excess of that permitted under the agreement and under China law and the failure of Chongqing Sysway and its prior owners to cooperate with the Company in the preparation of its financial statement disclosures required under United States securities laws. As a result of the termination and rescission of the agreement, the Company transferred all of the shares of capital stock of Chongqing Sysway to the prior owners of Chongqing Sysway, and the 1,400,000 shares of common stock of the Company issued in exchange for the shares of capital stock of Chongqing Sysway were returned to the Company and treated as treasury shares. The effect of this transaction was to return the Company, Chongqing Sysway, and the prior owners of the capital stock of Chongqing Sysway to their status prior to the completion of the acquisition by the Company of the capital stock of Chongqing Sysway on December 24, 2009. The termination and rescission of the acquisition agreement resulted in the activities of Chongqing Sysway being reflected on the financial statements as discontinued operations (see Note 18).

Under the stock acquisition and reorganization agreement between the Company and Hainan Jien, the Company agreed to make a capital contribution of $2,500,000 to Hainan Jien.  On August 27, 2010, the Company entered into an agreement with Hainan Jien and its former shareholders pursuant to which Hainan Jien and such shareholders agreed to arrange for the official transfer of the shares of Hainan Jien from such shareholders to the Company in the PRC.  The Company paid $150,000 to such shareholders on October 21, 2010 and invested $350,000 in Hainan Jien upon completion of the registration of Hainan Jien's shares in the name of the Company in China on November 17, 2010.  In addition, the Company has agreed to use its best efforts to invest an additional $825,000 in Hainan Jien on or before October 31, 2010 and another $1,175,000 on or before January 31, 2011.  The parties have agreed that in the event the Company fails to make such capital contributions to Hainan Jien, the former shareholders will have no right to have the shares of stock of Hainan Jien returned to them.  As of March 31, 2011, the Company has not made any further investment in Hainan Jien.

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

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts and Retentions Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on historical collection activity, the Company had allowances of $9,301 and $78,356 at December 31, 2010 and 2009, respectively.

At December 31, 2010, the Company had retentions receivable for product quality assurance of $393,294. At December 31, 2009, the Company had $490,879 of retentions receivable. The retention rate is predominantly 5% of the sales price with variable terms from 1 year to 3 years, though some contracts have a 3% or a 10% retention rate. $242,298 and $344,428 of the retentions receivable at December 31, 2010 and 2009, respectively, are current and due within one year; $150,996 and $146,451 of the retentions receivable are treated as long term assets at December 31, 2010 and 2009, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  Based on its review, the Company believes that, as of December 31, 2010 and 2009, there were no significant impairments of its long-lived assets.

Goodwill

Goodwill represents the excess of the fair value of the consideration transferred over the net of the acquisition date amount of identifiable assets acquired and the liability assumed. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, goodwill is not amortized but is tested for impairment annually, or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the fair value of the reporting unit, with the fair value of the reporting unit determined using a discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. No impairment losses have been identified for the period ended December 31, 2010 and 2009.

Warranties

The Company offers a warranty to its customers on its products for a period from three months to three years depending on the contract terms negotiated with the customers; most warranty terms are one year. The Company accrues for warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in the Company's selling expenses and other payables, respectively, and is recorded at the time revenue is recognized. Factors that affect the Company's warranty liability include the amount of sold equipment, its estimates of anticipated rates of warranty claims, costs per claim and estimated support labor costs and the associated overhead.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company’s warranty expense was $69,703 and $35,263 for the years ended December 31, 2010 and 2009, respectively.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Jien is qualified as a small business in the construction industry in the PRC.  The Company is subject to a 1.76% and a 3% tax rate on net sales for 2010 and 2009, respectively. Since the tax is based on sales, under US GAAP, it is not an income tax.  Accordingly, $113,908 and $108,315 were recorded as general and administrative expense for 2010 and 2009, respectively.

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for 2010 and 2009, respectively:

	2010	2009
Federal tax provision (credit), net of state income tax	$51,631	$(63,835)
State income tax provision (credit)	(16,897)	(69,003)
Foreign tax rate less than U.S. statutory rate	(92,695)	(39,057)
Change in valuation allowance	307,559	239,795
Non tax deductible expense (non taxable income) for US company	7,888	40,593
Foreign income exempt from foreign income tax	(257,486)	(108,493)
Income tax expense	$-	$-

Deferred tax assets (liabilities) at December 31, 2010 and 2009 consist of the following:

Deferred tax asset arising from	2010	2009
U.S. net operating loss	$501,034	$239,795
Amortization on warrant discount	46,320	-
Total	547,354	239,795
Less valuation allowance	(547,354)	(239,795)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $547,354 and $239,795. The change in the total valuation allowance for the years ended December 31, 2010 and 2009 was an increase of $307,559 and $239,795. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

As of December 31, 2010 and 2009, the Company has approximately $1,327,000 and $ 591,000 of both federal tax and state tax net operating loss carryforwards, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred.

Income tax returns filed for 2009 and thereafter are subject to examination by the relevant tax authorities.

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

The Company derives the majority of its revenue from the supply and installation of surveillance and security equipment and systems under fixed price contracts. The Company recognizes revenue based on the percentage of completion method as work on the contract progresses, in accordance with Statement of Position (SOP) 81-1 (codified in FASB ASC Topic 605-35).  The Company measures progress on a contract using the input method based on the ratio of costs incurred to total estimated costs. The revenue recognized is the percentage of total estimated income that incurred costs to date bear to estimated total costs.

Most of the major contracts are bundled with a post-installation service for duration of 1 to 3 years depending on customers’ requests. There is no general right of return. During this period, customers are entitled to exchange defective parts for a new part, but are not entitled to a refund.

The Company subcontracts most of its major projects to third party subcontractors who supply both the equipment and parts and provide installation service. The Company is the primary obligator in the arrangement, takes title to the equipment and has the general inventory risk; thus the Company is considered the principal and the revenue is recorded gross in accordance with FASB ASC 605-45.  The Company provides its customers with warranties for both the products and the services; however, this warranty obligation is mitigated by warranties to the Company from the product manufacturers and warranties to the Company from the third party service providers.  Thus the Company has no substantial performance obligation once the installation is completed and accepted by the customers.  Accordingly, the earnings process is considered completed upon completion of the project.  In cases where the subcontractors provide a shorter warranty period than that requested by the customers, the Company will service the customers itself, as the Company has a core team of engineers and technicians to handle this part of the service.  In such cases, the warranty service is inconsequential to the contract as a whole and the estimated potential warranty cost is accrued.

Sales revenue represents the invoiced value of goods and services, net of value-added tax (VAT).  Jien became a general tax payer on February 1, 2010, and as of this date, all of the Company’s products sold in the PRC are subject to a fixed VAT rate of 17% of the gross sales price, which can be offset by VAT incurred by the Company on its purchases. Prior to February 2010, the Company was a small business and subject to a fixed VAT rate of 3% in 2009, which cannot be offset by VAT incurred on purchases. Only sales of goods are subject to VAT.  Revenue from installation contracts is subject to a 3% business tax, which is reflected in the cost of goods sold.

Cost of Revenue

Cost of goods sold consists primarily of material costs, labor costs, and related overhead, which are directly attributable to the production of the service. Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Basic and Diluted Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is similarly computed, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At December 31, 2010, the Company has outstanding warrants with an anti-dilutive feature; therefore, the basic and diluted EPS are the same.

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

The operations of the Company are located in the PRC.  Accordingly, the political, economic, and legal environments in the PRC as well as the general state of the PRC economy may influence the Company’s business, financial condition and results of operations.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” codified in FASB ASC Topic 230, cash flows from the Company's operations are calculated based upon local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

As of December 31, 2010 and 2009, the Company did not have any financial instruments that are required to be presented on the balance sheet at fair value.

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

Comprehensive Income (Loss)

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for 2010 and 2009 included net income and foreign currency translation adjustments.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123,” codified in FASB ASC Topic 718 and 505. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

New Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. This standard will be adopted effective January 1, 2011.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. This standard will be adopted effective January 1, 2011.

 In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company intends to adopt the disclosure requirements for any business combinations in 2011.

As of December 31, 2010, there are no other recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. This standard is not currently applicable to the Company.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In January 2010, FASB issued ASU N0. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

3. INVENTORY

Inventory consisted of the following at December 31, 2010 and 2009:

	2010	2009
Raw Material	$16,176	$20,056
Work in Process	32,315	82,894
Total	$48,491	$102,950

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

The following pro forma consolidated results of operations of the Company for the year ended December 31, 2009 presents the consolidated operations of the Company as if the acquisition of Jien occurred on January 1, 2009.

2009
Net revenue	$6,758,243
Cost of revenue	(5,239,587)
Gross profit	1,518,656
Total operating expenses	(992,829)
Income from operations	525,827
Non-operating expenses	(291,422)
Income tax	-
Net income	$234,405

As a result of subsequent negotiations with the original shareholders of Hainan Jien following the initial stock acquisition and reorganization agreement, Covenant Holdings and the original shareholders entered into an agreement on share transfer and increase of registered capital.  The share transfer agreement reflects a $150,000 cash payment to the original shareholders as additional consideration for their ownership interest in Hainan Jien, which, combined with their 1,350,000 shares of the Company’s common stock received under the acquisition agreement, represents the full consideration paid to the original shareholders for the equity of Hainan Jien, permitting the registration of Hainan Jien’s equity in Covenant Holdings’ name in China.

The 150,000 cash payment to the former Hainan Jien shareholders was made on October 21, 2010, and was recorded as acquisition related cost, and the registration of the transfer of the shares of Hainan Jien in the Company’s name was approved by the Chinese government and completed on November 4, 2010. Following Hainan Jien’s approval to obtain a foreign exchange account as a Wholly-Owned Foreign Entity with the State Administration of Foreign Exchange of the Chinese Central Government on November 17, 2010, the Company invested $350,000 as a capital contribution to Hainan Jien pursuant to the share transfer agreement.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009
Vehicle	$7,947	$-
Office equipment	33,529	32,876
Leasehold Improvement	12,631	12,251
Subtotal	54,107	45,127
Less: Accumulated depreciation	(34,088)	(23,333)
	$20,019	$21,794

Depreciation expense for 2010 and 2009 was $12,500 and $23,333, respectively.

6. OTHER RECEIVABLES

Other receivables consisted of the following at December 31, 2010 and 2009:

	2010	2009
Short term advance to third parties	$88,981	$180,043
Advance to staff	7,695	42,307

Advance to subcontractors	71,883	-
Deposit	1,510	11,716
	$170,069	$234,066

7. INTANGIBLE ASSETS

Intangible assets of $25,000 at December 31, 2010 mainly consisted of website operating software with vehicle search function, manufacture’s code and dealer interface capabilities for the amount of $15,000 and intellectual property for technical information for the amount of $10,000, which were purchased by Pandaz Delaware during the first quarter of 2010. The amortization for the intangible assets for 2010 was $6,250.

8. TAX PAYABLE

Tax payable consisted of the following at December 31, 2010 and 2009:

	2010	2009
Business tax payable	$119,499	$12,244
Other taxes payable	60,244	(2,264)
	$179,743	$9,980

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2010 and 2009:

	2010	2009
Warranty provision	$58,644	$48,475
Short term advance from third parties	224,708	390,299
	$283,352	$438,774

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

On April 8, 2010, the Company’s board of directors approved the issuance of 8,000 shares of the Company’s common stock to two individuals as partial consideration for web design services rendered. The Company recorded $21,200, fair value of stock-based compensation for the shares issued.

On June 15, 2010, the Company’s board of directors approved the issuance of 25,000 shares of the Company’s common stock to a company as consideration for providing services in connection with the Company’s offering of convertible preferred shares. This company commenced its work on the offering on April 1, 2010 and the offering is to remain open for one year from that date.  The Company recorded $61,250, fair value of the stock issued, as deferred compensation. During the year ended December 31, 2010, the Company amortized $45,938 as stock-based compensation.

On November 15, 2010, the Company granted one officer and three advisory board members 50,000 shares of restricted common stock each. 20% of the shares shall vest as of the first anniversary of the date of grant; 25% of the shares shall vest as of the second anniversary of the date of grant; and 55% of the shares shall vest as of the third anniversary of the date of grant. The stock price was $2.55 at the grant date. The fair value of the stock was $510,000, which will be expensed over the vesting term using the graded vesting attribution method. As of December 31, 2010, $33,383 was recorded as stock compensation expense.

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

At December 31, 2010, the dividend payable was approximately $493,101.

12. MAJOR CUSTOMERS AND SUPPLIERS

Five customers accounted for 63% of the total sales for 2010, with each accounting for 16%, 14%, 13%, 10% and 10% of total sales, respectively. The names of these customers, in order of percentage of 2010 sales, are as follows:  Hainan Modern Trade Co., Ltd.; Haikou Central Government Service Hall; Haikou Central Government Governor’s Office; Hainan Jingrui Real Estate Co., Ltd.; and Hainan South Sea Information Technology Company.  At December 31, 2010, the total receivable balance due from these customers was $2,178,706.

One supplier accounted for 63% of the total purchases for 2010. At December 31, 2010, the total payable due to this vendor was $1,271,385. The name of this supplier is Hainan Shengyi Systems Engineering Co., Ltd.  This concentration makes the Company vulnerable to a near term adverse impact should the relationship be terminated.

Three customers accounted for 35% of the total sales for the period since business inception through December 31, 2009, each customer accounted for 13%, 11%, and 11%, respectively. The names of these customers, in order of percentage of 2009 sales, are as follows:  Hainan Medical College; Hainan South Sea Technology Co., Ltd.; and Hainan Land and Resources Bureau.  At December 31, 2009, the total receivable balance due from these customers was $ 374,079.

One supplier accounted for 23% of the total purchases for the period since business inception through December 31, 2009.  The name of this supplier is Hainan Shenyi System Project Ltd., Co.  At December 31, 2009, the total payable due to this vendor was $ 371,416.

13. SHORT TERM LOANS

During the year ended December 31, 2009, the Company borrowed $37,600 (RMB 257,000) from Shenzhen Development Bank. The loan bore interest at 5.832% per year and was due in February 2010. The loan was paid in full upon maturity.

During the three months ended March 31, 2010, the Company borrowed $263,294 (RMB 1,788,000) from Shenzhen Development Bank. The loan bore interest at 5.59% per year and was due on July 26, 2010. This loan is collateralized by $396,024 (RMB 2,689,360) of accounts receivable. This loan was paid in full upon maturity.

During the three months ended September 30, 2010, the Company borrowed $135,799 (RMB 910,000), $241,602 (RMB 1,619,000) and $273,985 (RMB 1,836,000) from Shenzhen Development Bank. The loans bore interest at 5.589% per year and were due on November 27, December 26 and December 6, 2010, respectively. These loans were collateralized by $838,998 (RMB 5,622,211) of accounts receivable. This loan was paid in full upon maturity.

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

15. LOANS PAYABLE WITH WARRANTS ISSUED

On April 22, 2010, the Company entered into a bridge loan agreement to obtain $120,000 in short-term financing from a private investor. In addition, 200,000 restricted common stock shares were issued to this investor in connection with this financing.  On June 30, 2010, the Company entered into an amendment to this loan agreement, whereby both parties agreed to cancel the 200,000 restricted common stock shares and the Company issued a warrant to purchase up to 14,400 shares of restricted common stock at a $3 strike price, exercisable within 2 years from April 22, 2010. The warrants are immediately exercisable; the fair value of the warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 2.76%; dividend yield – 0%; expected volatility – 88% and term of 2 years.  The fair value of the warrants was $20,773. The entire principal balance was payable in full three months from April 22, 2010. On August 13, 2010, the parties entered into a second amendment to this agreement to extend the term of the loan, whereby the entire principal balance will be payable in full three months from August 13, 2010. The loan was extended to February 28, 2011. On March 11, 2011, the Company entered into an amendment to extend the maturity to June 11, 2011.

On June 10, 2010, the Company entered into a bridge loan agreement to obtain $130,000 in short-term financing from a private investor. In addition, the Company issued a warrant to purchase up to 15,600 shares of restricted common stock at a $3 strike price, exercisable within 2 years from June 10, 2010. The entire principal balance will be payable in full three months from June 10, 2010. The loan was extended to February 28, 2011. On December 23, 2010, the Company entered an amended note with the lender. The lender forgave the $130,000 loan but still retained full right and title in and to the warrants as consideration to the loan.

The warrants are immediately exercisable and expire on the second anniversary of their issuance. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 2.76%; dividend yield – 0%; expected volatility – 88% and term of 2 years.  The fair value of the warrants was $40,972.

On July 1, 2010, the Company entered into a bridge loan agreement with an investor for an amount up to $1,000,000.  Under the agreement, the Company can withdraw from this loan with mutual agreement of Covenant and the investor.  On July 2 and September 8, 2010, the Company withdrew $500,000 and $150,000 from this loan, respectively. Upon draw down of $650,000, the investor was granted 97,500 warrants. As consideration for the loan, the investor is entitled to warrants to purchase up to 150,000 shares of the Company’s common stock at a $3.00 strike price, with a two-year term from date of grant. The investor is granted the warrants pro-rata with the amount drawn down from the loan. The principal balance will be payable in full five months from each borrowing date. To date, the Company has not repaid any amounts due under this bridge loan agreement and is in default as to its obligation to repay $500,000 and $150,000 to the investor by December 2, 2010 and February 8, 2011, respectively.  As a result, the Company is in active negotiations with the investor to extend the repayment terms of the $650,000 due and owing under the bridge loan agreement and the related promissory note.

The 97,500 warrants are immediately exercisable and expire on the second anniversary of their issuance. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 2.76%; dividend yield – 0%; expected volatility – 88% and term of 2 years.  The fair value of the warrants was $194,226.

On November 24, 2010, the Company entered into a bridge loan agreement to obtain $50,000 in short-term financing from a private investor.   In addition, the Company issued a warrant to purchase up to 6,000 shares of restricted common stock at a $2.50 strike price, exercisable within 2 years from November 24, 2010.  The entire principal balance will be payable in full four months from November 24, 2010. On March 11, 2011, a second amendment was entered into to extend the maturity date to June 11, 2011.

The 6,000 warrants are immediately exercisable and expire on the second anniversary of their issuance. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 2.76%; dividend yield – 0%; expected volatility – 64% and term of 2 years.  The fair value of the warrants was $5,700.

Volatility in all instances presented is the Company’s estimate of volatility that is based on the volatility of other public companies that are in closely related industries to the Company.

The fair value of the warrants was allocated to the total proceeds from the loans, based on the relative fair value of the warrants and debts, as an unamortized discount totaling $146,021, to be amortized over the term of the loans.  The warrants were classified as equity. The amortized discount expense for 2010 was $136,235. At December 31, 2010, loans payable net of unamortized discount on warrants was $810,214.

The following table summarizes the loan payable transactions for the period January 1, 2010 through December 31, 2010:

Proceeds from loans:	$950,000
Forgiveness of bridge loan:	(130,000)
Discount due to warrants issued with loans:	(146,021)
Amortization of discount:	136,235
Balance at December 31, 2010:	$810,214

Following is a summary of the warrant activity:

	Option/Warrant Shares	Exercise Price	Weighted Average Exercise Price

O Outstanding, June 10, 2009 (Date of Inception)	—	$—	$—

Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at December 31, 2009	—	—	—

Exercisable at December 31, 2009	—	—	—
Granted	133,500	$2.50 - $3.00	$2.98
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2010	133,500	$2.50 - $3.00	$2.98
Exercisable at December 31, 2010	133,500	$2.50 - $3.00	$2.98
Weighted Average Remaining Life, Exercisable, December 31, 2010 (year)	1.49

16. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, PRC subsidiaries of the Company are required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings, in which dividends cannot be distributed.

Surplus reserve fund

The PRC subsidiaries of the Company are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  The Company had $170,731 in this reserve at December 31, 2010.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income.  The Company did not make any contribution to this fund for 2010 and 2009.

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

17. COMMITMENTS

Jien leased its office under a long term, non-cancelable, and renewable operating lease agreement on November 8, 2007, with an expiration date of November 7, 2009.  Upon expiration, the Company renewed the lease for a period from November 8, 2009 to November 7, 2012, with monthly rent of approximately $3,600 (RMB 24,509). Annual rental expense is approximately $43,200 for the year ending December 31, 2011, and approximately $36,000 for the year ending December 31, 2012. For 2010, the rental expense was $43,400. For the period since business inception through December 31, 2009, the rental expense was $21,527.

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

As a result of the termination and rescission of the agreement, the Company transferred all of the shares of capital stock of Chongqing Sysway to the prior owners of Chongqing Sysway, and the 1,400,000 shares of common stock of the Company issued in exchange for the shares of capital stock of Chongqing Sysway were returned to the Company and treated as treasury shares. This transaction returned the Company, Chongqing Sysway, and the prior owners of the capital stock of Chongqing Sysway to their status prior to the completion of the acquisition by the Company of the capital stock of Chongqing Sysway on December 24, 2009. For convenience of reporting for accounting purposes, January 1, 2010 has been designated as the date of rescission.

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

As of December 31, 2010, the Company has not delivered any put notices to the investor.

21. SUBSEQUENT EVENT

On February 23, 2011, the Company entered into a bridge loan agreement with an investor for an amount up to $150,000.  Under the agreement, the Company can draw down from this loan upon the mutual agreement of Covenant and the investor.  On February 23, 2011, March 1, 2011, April 13, 2011 and April 15, 2011, the Company drew down $30,000, $20,000, $10,000 and $45,429 from this loan, respectively. As consideration for the loan, the investor is entitled to warrants to purchase up to 18,000 shares of the Company’s common stock at a $2.00 strike price, with a two-year term from date of grant. The principal balance will be payable in full eight months from the first borrowing date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2011.

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

Each of the undersigned hereby appoints Kenneth Wong and Justin D. Csik his true and lawful attorney-in-fact and agent, for him and in his name and place, to sign the name of the undersigned in the capacity or capacities indicated below to the Annual Report of Covenant Group of China Inc. on Form 10-K for the year ended December 31, 2010 and any and all amendments to such Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with all necessary or appropriate governmental or other entities, including, but not limited to, the Securities and Exchange Commission, granting to such attorney-in-fact and agent full power and authority to perform each act necessary to be done as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Fredric Rittereiser	Chairman of the Board of Directors	April 15, 2011
Fredric Rittereiser

/s/ Kenneth Wong	President and Director	April 15, 2011
Kenneth Wong

/s/ K. Ivan F. Gothner	Director	April 15, 2011
K. Ivan F. Gothner

INDEX TO EXHIBITS

The following is a complete list of Exhibits filed as part of this Annual Report:

Exhibit Number	Description
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

4.2	Form of Common Stock Purchase Warrant (Incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of the Registrant filed on February 4, 2010)
4.3	Warrant to Sui Generis Capital Partners LLC, dated June 30, 2010 (Incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Registrant filed on August 16, 2010)
4.4	Warrant to Walston Dupont Global Advisors LLC, dated June 10, 2010 (Incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant filed on August 16, 2010)
4.5	Warrant to JD Holdings 1, Inc., dated July 2, 2010 (Incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of the Registrant filed on August 16, 2010)
4.6	Warrant to JD Holdings 1, Inc. dated September 8, 2010 (Incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-1 of the Registrant filed on September 23, 2010)
4.7	Warrant to Sui Generis Capital Partners LLC, dated November 24, 2010
4.8	Warrant to Walston Dupont Global Advisors LLC, dated February 23, 2011
10.1
Registration Rights Agreement dated January 31, 2010 between Covenant Group of China Inc. and Southridge Partners II, LP (Incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of the Registrant filed on February 4, 2010)

10.2
Equity Credit Agreement dated January 31, 2010 between Covenant Group of China Inc. and Southridge Partners II, LP (Incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of the Registrant filed on February 4, 2010)

10.4
Second Amendment to Share Cancellation and Loan Agreement among Covenant Group of China Inc., Covenant Group Holdings Inc, and Gary Sidhu (Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant filed on May 17, 2010)

10.5
Amendment to Equity Credit Agreement between Covenant Group of China Inc. and Southridge Partners II, LP (Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant filed on May 17, 2010)

10.6
Bridge Loan Agreement dated as of April 22, 2010, by and between Covenant Group of China Inc. and Sui Generis Capital Partners LLC (Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant filed on May 17, 2010)

10.7
Bridge Loan Agreement dated as of June 10, 2010, between Covenant Group of China, Inc. and Walston DuPont Global Advisors LLC (Incorporated herein by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of the Registrant filed on July 2, 2010)

10.8
Agreement on Share Transfer and Increase of Registered Capital dated August 27, 2010 by and among Covenant Group of China, Inc., Hainan JIEN Intelligent Engineering Co., Ltd, Bingfeng Ma and Qinghua Dai (Incorporated herein by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of the Registrant filed on September 23, 2010)

10.9
First Amendment to Promissory Note by and between Covenant Group of China Inc. and Sui Generis Capital Partners LLC, dated June 30, 2010 (Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant filed on August 16, 2010)

10.10
Second Amendment to Promissory Note by and between Covenant Group of China Inc. and Sui Generis Capital Partners LLC, dated June 30, 2010 (Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Registrant filed on August 16, 2010)

10.11
Bridge Loan Agreement by and between Covenant Group of China Inc. and JD Holdings 1, Inc., dated July 1, 2010 (Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant filed on August 16, 2010)

10.12
First Amendment to Promissory Note by and between Covenant Group of China Inc. and Walston Dupont Global Advisors LLC, dated October 28, 2010 (Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant filed on November 15, 2010)

10.13
Third Amendment to Promissory Note by and between Covenant Group of China Inc. and Sui Generis Capital Partners LLC, dated October 28, 2010 (Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant filed on November 15, 2010)

10.14		Bridge Loan Agreement and Promissory Note by and between Covenant Group of China Inc. and Sui Generis Capital Partners LLC, dated November 24, 2010
10.15		Fourth Amendment to Promissory Note by and between Covenant Group of China Inc. and Sui Generis Capital Partners LLC, dated March 11, 2011
10.16		First Amendment to Promissory Note by and between Covenant Group of China Inc. and Sui Generis Capital Partners LLC, dated March 11, 2011
10.17		Cancellation of June 10, 2010 Bridge Loan Agreement and Promissory Note by and between Covenant Group of China Inc. and Walston Dupont Global Advisors LLC, dated December 23, 2010
10.18	*	Restricted Stock Award Agreement to Justin D. Csik, dated March 18, 2011
10.19		Restricted Stock Award Agreement to Gerard Daignault, dated March 18, 2011
10.20		Restricted Stock Award Agreement to Thomas Zhi Yang, dated March 24, 2011
10.21		Restricted Stock Award Agreement to James Shaugnhessy, dated April 8, 2011
10.22		Bridge Loan Agreement and Promissory Note by and between Covenant Group of China Inc. and Walston Dupont Global Advisors LLC, dated February 23, 2011
21		List of subsidiaries of the Company
31.1		Certification of Chief Principal Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Principal Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	*	concerns management compensation